Form 10QSB
period 1996-09-30
VIRGINIA GAS CO
filed 1996-11-26
CIK 903689

                UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from              to             .
                                        ------------    ------------

Commission file number
                       ------------



                            VIRGINIA GAS COMPANY
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                            87-0443823
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



        200 EAST MAIN STREET, ABINGDON, VIRGINIA  24210, (540) 676-2380
         (Address and telephone number of principal executive offices)


              120 SOUTH COURT STREET, ABINGDON, VIRGINIA  24210
               (Former address of principal executive offices)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[   ]  Yes      [ x ]  No

                              VIRGINIA GAS COMPANY

                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

 ITEM                                                                                        PAGE
NUMBER                            PART I - FINANCIAL INFORMATION                            NUMBER
------                                                                                      ------
   1       Financial Statements:

           Virginia Gas Company and Subsidiaries
             Consolidated Balance Sheets at September 30, 1996 (Unaudited) and
               December 31, 1995                                                              3
             Consolidated Statements of  Income (Unaudited) for the Three and Nine
               Months Ended September 30, 1996 and 1995                                       4
             Consolidated Statements of  Cash Flows (Unaudited) for the Three and
               Nine Months Ended September 30, 1996 and 1995                                  5
            Notes to Consolidated Financial Statements                                        6

           Virginia Gas Storage Company
            Balance Sheets at September 30, 1996 (Unaudited) and December 31, 1995            7
             Statements of  Income (Unaudited) for the Three and Nine Months Ended
               September 30, 1996 and 1995                                                    8
             Statements of  Cash Flows (Unaudited) for the Three and Nine Months
               Ended September 30, 1996 and 1995                                              9
            Notes to Financial Statements                                                     10

           Virginia Gas Distribution Company
            Balance Sheets at September 30, 1996 (Unaudited) and December 31, 1995            11
             Statements of  Income (Unaudited) for the Three and Nine Months Ended
               September 30, 1996 and 1995                                                    12
             Statements of  Cash Flows (Unaudited) for the Three and Nine Months
               Ended September 30, 1996 and 1995                                              13
            Notes to Financial Statements                                                     14

   2       Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                       15

                                   PART II - OTHER INFORMATION

   4       Submission of Matters to a Vote of Security Holders                                19

   6       Exhibits and Reports on Form 8-K                                                   19

           List of Exhibits                                                                   20

           Signature                                                                          21

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1996             1995
                                                                       --------------   --------------
                                                                         (unaudited)
CURRENT ASSETS:
   Cash                                                                $     522,076    $  2,132,614
   Accounts receivable                                                       628,790         892,373
   Notes receivable                                                          115,257         127,886
   Other current assets                                                      123,776         201,582
                                                                       -------------    ------------
                 Total current assets                                      1,389,899       3,354,455

PROPERTY AND EQUIPMENT, net                                               14,113,178       4,029,137

INVESTMENT IN AFFILIATED COMPANIES                                         4,193,050       3,903,093

NOTES RECEIVABLE - AFFILIATED COMPANIES                                    9,401,775       9,485,953

INVESTMENT IN JOINT VENTURE                                                   -            1,016,682

OTHER ASSETS                                                                 805,976         566,344
                                                                       -------------    ------------
                 Total assets                                          $  29,903,878    $ 22,355,664
                                                                       =============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                       $     250,000    $    582,212
   Current portion of long-term debt                                         903,854         270,678
   Accounts payable                                                        5,297,032       2,175,732
   Funds held for future distribution                                        533,615         383,870
   Other current liabilities                                                 332,911         139,169
                                                                       -------------    ------------

                 Total current liabilities                                 7,317,412       3,551,661
LONG-TERM DEBT                                                            12,829,207      12,885,761

DEFERRED INCOME TAXES                                                        500,541         488,318
                                                                       -------------    ------------
                 Total liabilities                                        20,647,160      16,925,740
                                                                       -------------    ------------
STOCKHOLDERS' EQUITY:
   Preferred stock - No par, 2,000 shares authorized, issued,
       and outstanding                                                     1,725,000       1,725,000
   Common stock - par value $.001, 10,000,000 shares authorized,
       1,617,744 (unaudited) shares issued and outstanding as of
       September 30, 1996; no par value, 735,686 shares issued
       and outstanding as of December 31, 1995                                 1,618       2,288,741
   Additional paid-in capital                                              6,240,441         275,000
   Retained earnings                                                       1,289,659       1,141,183
                                                                       -------------    ------------
                 Total stockholders' equity                                9,256,718       5,429,924
                                                                       -------------    ------------
                 Total liabilities and stockholders' equity            $  29,903,878    $ 22,355,664
                                                                       =============    ============

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                               FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                              1996           1995          1996           1995
                                                           ---------------------------     -----------------------------
REVENUE:
   Revenues from continuing operations                     $   450,384     $   272,909     $   995,530      $   871,934
   Interest income                                             211,283         129,259         645,046          409,623
   Revenue revision effect (see Notes to the
      Consolidated Financial Statements)                        -               -                -              176,414
                                                           -----------     -----------     -----------      -----------
                                                               661,667         402,168       1,640,576        1,457,971
                                                           -----------     -----------     -----------      -----------
EXPENSES:
   Production expenses                                          28,117           9,580          71,562           43,620
   Operation and maintenance expense                            30,803          -               30,803           -
   Depreciation, depletion, and amortization                   116,611          63,041         245,658          190,629
   General and administrative                                  153,531         141,847         457,765          463,277
                                                           -----------     -----------     -----------      -----------
                                                               329,062         214,468         805,788          697,526
                                                           -----------     -----------     -----------      -----------

INTEREST EXPENSE                                               239,213         169,953         760,037          498,534
                                                           -----------     -----------     -----------      -----------

INCOME BEFORE INCOME TAXES AND EARNINGS OF AFFILIATED
   COMPANIES                                                    93,392          17,747          74,751          261,911

EARNINGS OF AFFILIATED COMPANIES
                                                                82,015          69,891         289,957          175,901
PROVISION FOR INCOME TAXES                                      38,775           3,252          21,232           80,065
                                                           -----------     -----------     -----------      -----------
NET INCOME                                                 $   136,632     $    84,386     $   343,476      $   357,747
                                                           ===========     ===========     ===========      ===========
PREFERRED DIVIDENDS PAID                                   $   (65,000)            -       $  (195,000      $       -
                                                           ===========     ===========     ===========      ===========
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                $    71,632     $    84,386     $   148,476      $   357,747
                                                           ===========     ===========     ===========      ===========
NET INCOME PER COMMON SHARE                                $       .04     $       .12     $       .13      $       .49
                                                           ===========     ===========     ===========      ===========
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                   1,644,319         738,637       1,167,268          735,366
                                                           ===========     ===========     ===========      ===========

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                              1996               1995                  1996              1995
                                                            ------------------------------        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   136,632     $    84,386          $   343,476      $   357,747
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization               116,611          63,041              245,658          190,629
         Undistributed earnings of affiliated companies          (82,015)        (69,891)            (289,957)        (175,901)
         Deferred income taxes                                    21,673           1,759               12,223           43,135
         Decrease (increase) in accounts receivable             (129,171)       (158,101)             263,583         (465,750)
         Decrease (increase) in other current assets             (16,948)        (85,941)              77,806          (78,297)
         Decrease (increase) in other assets                       4,617          (2,610)              11,055           12,664
         (Decrease) increase in notes payable                     -              420,258             (332,212)         765,013
         Increase in accounts payable                          3,972,058         305,728            3,121,300          335,092
         Increase in other current liabilities                   236,380          40,068              343,487          642,165
                                                             -----------     -----------          -----------      -----------
                 Net cash provided by operating
                    activities                                 4,259,837         598,697            3,796,419        1,626,497
                                                             -----------     -----------          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                       (5,006,704)     (1,405,443)          (7,588,017)      (2,091,393)
   Payments received on notes receivable                          33,933          -                    96,807           -
                                                             -----------     -----------          -----------      -----------
                 Net cash used in investing activities        (4,972,771)     (1,405,443)          (7,491,210)      (2,091,393)
                                                             -----------     -----------          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                    (128,829)        (14,692)          (2,191,110)         (48,100)
   Proceeds from new loans                                        -               -                 1,042,732           -
   Proceeds from issuance of common stock                        252,000          10,000            4,653,318           10,000
   Proceeds from issuance of preferred stock, net                 -            1,220,000               -             1,220,000
   Purchase of warrant and options                              (975,000)         -                  (975,000)          -
   Payment of financing costs                                    (76,024)        (63,291)            (250,687)        (239,833)
   Dividends paid                                                (65,000)         -                  (195,000)          -
                                                             -----------     -----------          -----------      -----------
                 Net cash provided by (used in )
                    financing activities                        (992,853)      1,152,017            2,084,253          942,067
                                                             -----------     -----------          -----------      -----------
NET INCREASE (DECREASE) IN CASH                               (1,705,787)        345,271           (1,610,538)         477,171
CASH, beginning of period                                      2,227,863       1,226,392            2,132,614        1,094,492
                                                             -----------     -----------          -----------      -----------
CASH, end of period                                          $   522,076     $ 1,571,663          $   522,076      $ 1,571,663
                                                             ===========     ===========          ===========      ===========
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                             $   285,971     $   141,606          $   970,577      $   529,383
                                                             ===========     ===========          ===========      ===========
   Income taxes paid                                         $     3,000     $     2,500          $    11,658      $    57,000
                                                             ===========     ===========          ===========      ===========

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited financial statements as of September 30, 1996 and for the three and nine-month periods ended September 30, 1996 and 1995 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Company (the "Company"). Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Amendment No. 2 to Form SB-2 filed with the Securities and Exchange Commission on October 4, 1996.

The consolidated financial statements for 1995 include the accounts of one wholly-owned subsidiary. The unaudited consolidated financial statements for 1996 include the accounts of three wholly-owned subsidiaries. The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

In October, 1996, the Company completed an initial public offering of its common stock. Gross proceeds totaled $9,198,000 with 1,533,000 additional common shares being issued. After deduction of commissions and expenses related to the issue, net proceeds of approximately $8,000,000 were realized.

During the year ended December 31, 1995, the Company and Virginia Gas Storage Company revised their method of recording certain revenue. Prior to 1995, recognition of production and transmission revenues was deferred for three months after the actual production and transmission of natural gas had occurred. The policy revision to record revenues on a current basis reflects the companies' ability to estimate net revenues on a current basis. This change is reflected on a prospective basis beginning in January 1995 and results in 12 months of production and transmission revenues being recognized in the nine months ended September 30, 1995. The effect of this change was to increase revenue and net income by $176,000 and $131,000, respectively for the nine months ended September 30, 1995.

During 1996, Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and No. 123, "Accounting for Stock-Based Compensation", became effective for and were implemented by the Company. There was no material impact on the Company's financial position or results of operations as a result of the implementation of these pronouncements.

                          VIRGINIA GAS STORAGE COMPANY

                                 BALANCE SHEETS


                                     ASSETS


                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        1996              1995
                                                                   --------------     -------------
                                                                   (unaudited)
CURRENT ASSETS:
   Cash                                                             $      88,897     $     297,486
   Accounts receivable                                                    853,010           929,087
   Notes receivable                                                        70,000            70,000
   Other current assets                                                   262,599            63,016
                                                                     ------------     -------------
                 Total current assets                                   1,274,506         1,359,589
PROPERTY AND EQUIPMENT, net                                            11,737,853         9,499,382
NOTES RECEIVABLE - AFFILIATED COMPANY                                      -              1,720,000
OTHER ASSETS                                                              949,295           933,788
                                                                    -------------     -------------
                 Total assets                                       $  13,961,654     $  13,512,759
                                                                    =============     =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                $     105,695     $     116,633
   Accounts payable                                                       379,197         1,100,419
   Other current liabilities                                              182,340           167,619
                                                                    -------------     -------------
                 Total current liabilities                                667,232         1,384,671
LONG-TERM DEBT                                                          6,415,329         5,992,171
DEFERRED INCOME TAXES                                                     511,079           339,210
                                                                    -------------     -------------
                 Total liabilities                                      7,593,640         7,716,052
                                                                    -------------     -------------
STOCKHOLDERS' EQUITY:
   Common stock - no par value, 50,000 shares authorized, 38,200
       (unaudited) shares issued and outstanding as of September
       30, 1996; no par value, 50,000 shares authorized, 38,200
       issued and outstanding as of December 31, 1995                   5,640,000         5,640,000
   Retained earnings                                                    1,228,014           656,707
   Note receivable from stockholder                                      (500,000)         (500,000)
                                                                    -------------     -------------
                 Total stockholders' equity                             6,368,014         5,796,707
                                                                    -------------     -------------
                 Total liabilities and stockholders' equity         $  13,961,654     $  13,512,759
                                                                    =============     =============

                          VIRGINIA GAS STORAGE COMPANY

                              STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                              FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                              1996           1995               1996          1995
                                                           ------------------------        --------------------------
REVENUE:
   Operating revenue                                       $  706,166    $  553,552        $ 2,658,665    $ 1,992,089
   Interest income                                             23,700        11,487            131,952         16,457
                                                           ----------    ----------        -----------    -----------
                                                              729,866       565,039          2,790,617      2,008,546
                                                           ----------    ----------        -----------    -----------
EXPENSES:
   Production expenses                                         39,401        55,942            172,055        215,603
   Purchased gas expense                                       -              3,420            664,087        420,786
   Operation and maintenance expense                           78,603        67,481            187,964        171,082
   Depreciation, depletion, and amortization                  101,621        81,156            294,081        237,172
   General and administrative                                 172,242        99,158            450,405        269,557
                                                           ----------    ----------        -----------    -----------
                                                              391,867       307,157          1,768,592      1,314,200
                                                           ----------    ----------        -----------    -----------

INTEREST EXPENSE                                               79,101        71,057            156,410        199,816
                                                           ----------    ----------        -----------    -----------

INCOME BEFORE INCOME TAXES
                                                              258,898       186,825            865,615        494,530
PROVISION FOR INCOME TAXES                                     88,025        65,390            294,308        173,088
                                                           ----------    ----------        -----------    -----------
NET INCOME                                                 $  170,873    $  121,435        $   571,307    $   321,442
                                                           ==========    ==========        ===========    ===========
VIRGINIA GAS COMPANY'S EQUITY IN VIRGINIA GAS
   STORAGE COMPANY'S EARNINGS                              $   85,437    $   60,718        $   285,654    $   160,721
                                                           ==========    ==========        ===========    ===========

                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                              FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                                                1996           1995               1996           1995
                                                            ---------------------------       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   170,873    $   121,435       $   571,307    $   321,442
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization               101,621         81,156           294,081        237,172
         Deferred income taxes                                    51,404         38,187           171,869        101,080
         Decrease (increase) in accounts receivable              (51,330)      (235,836)           76,077        134,314
         Increase in other current assets                       (195,197)        (1,569)         (199,583)       (44,522)
         Increase in other assets                                 (3,324)       (17,428)          (15,507)        (1,787)
         Increase (decrease) in accounts payable                  25,016        513,402          (721,222)      (210,411)
         Increase (decrease) in other current                     52,119         53,556            14,721        (22,200)
                                                             -----------    -----------       -----------    -----------
         liabilities
                 Net cash provided by operating
                    activities                                   151,182        552,903           191,743        515,088
                                                             -----------    -----------       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (888,729)      (886,671)       (2,532,552)    (1,645,011)
   Payments received on notes receivable                          -              -              1,720,000         -
                                                             -----------    -----------       -----------    -----------
                 Net cash used in investing activities          (888,729)      (886,671)         (812,552)    (1,645,011)
                                                             -----------    -----------       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                     (29,844)        (1,884)          (87,780)        (5,737)
   Proceeds from new loans                                        -               2,272           500,000         -
   Proceeds from issuance of common stock                         -              -                 -             500,000
                                                             -----------    -----------       -----------    -----------
                 Net cash provided by (used in )
                    financing activities                         (29,844)           388           412,220        494,263
                                                             -----------    -----------       -----------    -----------
NET DECREASE IN CASH                                            (767,391)      (333,380)         (208,589)      (635,660)

CASH, beginning of period                                        856,288        371,499           297,486        673,779
                                                             -----------    -----------       -----------    -----------
CASH, end of period                                          $    88,897    $    38,119       $    88,897    $    38,119
                                                             ===========    ===========       ===========    ===========
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                             $   139,101    $    87,966       $   467,457    $   291,644
                                                             ===========    ===========       ===========    ===========
   Income taxes paid                                         $     5,000    $     2,500       $    84,024    $    82,500
                                                             ===========    ===========       ===========    ===========

                          VIRGINIA GAS STORAGE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements as of September 30, 1996 and for the three and nine-month periods ended September 30, 1996 and 1995 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Storage Company.
Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Amendment No. 2 to Form SB-2 filed with the Securities and Exchange Commission on October 4, 1996.

During the year ended December 31, 1995, Virginia Gas Storage Company revised their method of recording certain revenue. Prior to 1995, recognition of transmission revenues was deferred for three months after the actual transmission of natural gas had occurred. The policy revision to record revenues on a current basis reflects the Virginia Gas Storage Company's ability to estimate net revenues on a current basis. This change is reflected on a prospective basis beginning in January 1995 and results in 12 months of transmission revenues being recognized in the nine months ended September 30, 1995. The effect of this change was to increase revenue and net income by $110,000 and $43,000, respectively for the nine months ended September 30, 1995.

During 1996, Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and No. 123, "Accounting for Stock-Based Compensation", became effective for and were implemented by Virginia Gas Storage Company. There was no material impact on Virginia Gas Storage Company's financial position or results of operations as a result of the implementation of these pronouncements.

                       VIRGINIA GAS DISTRIBUTION COMPANY

                                 BALANCE SHEETS


                                     ASSETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996             1995
                                                                     --------------   -------------
                                                                       (unaudited)
CURRENT ASSETS:
   Cash                                                              $      49,555    $    306,687
   Accounts receivable                                                     228,626         203,826
   Receivable from affiliate                                                -            1,562,500
   Other current assets                                                    136,391         151,700
   Current portion of notes receivable                                      25,427          49,904
                                                                     -------------    ------------
                 Total current assets                                      439,999       2,274,617
PROPERTY AND EQUIPMENT, net                                              2,338,125       2,152,952
NOTES RECEIVABLE                                                         3,420,695       1,987,366
DEFERRED TAX ASSET                                                             181           4,115
OTHER ASSETS                                                               538,398         528,017
                                                                     -------------    ------------
                 Total assets                                        $   6,737,398    $  6,947,067
                                                                     =============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                 $      39,693    $     42,987
   Accounts payable                                                        111,871         234,348
   Other current liabilities                                                39,215         103,713
                                                                     -------------    ------------
                 Total current liabilities                                 190,779         381,048
LONG-TERM DEBT                                                           5,028,533       5,056,540
                                                                     -------------    ------------
                 Total liabilities                                       5,219,312       5,437,588
                                                                     -------------    ------------
STOCKHOLDERS' EQUITY:
   Common stock - no par value, 100,000 shares authorized,
       75,000 (unaudited) shares issued and outstanding as of
       September 30, 1996; no par value, 75,000 issued and
       outstanding as of December 31, 1995                               1,500,000       1,500,000
   Retained earnings                                                        18,086           9,479
                                                                     -------------    ------------
                 Total stockholders' equity                              1,518,086       1,509,479
                                                                     -------------    ------------
                 Total liabilities and stockholders' equity          $   6,737,398    $  6,947,067
                                                                     =============    ============

                       VIRGINIA GAS DISTRIBUTION COMPANY

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                             FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                            1996            1995              1996           1995
                                                        ---------------------------      ---------------------------
REVENUE:
   Operating revenue                                     $  141,222     $  108,419        $  440,314    $  410,690
   Interest income                                           75,406         35,033           236,690        96,722
   Other income                                              18,446         15,026            54,505        23,585
                                                         ----------     ----------        ----------    ----------
                                                            235,074        158,478           731,509       530,997
                                                         ----------     ----------        ----------    ----------
EXPENSES:
   Purchased gas expense                                     77,078         30,986           223,651       168,015
   Operation and maintenance expense                         15,036         11,280            37,401        33,583
   Depreciation, depletion, and amortization                 21,217         17,865            59,254        52,078
   General and administrative                                32,668         21,999           115,108        77,979
                                                         ----------     ----------        ----------    ----------
                                                            145,999         82,130           435,414       331,655
                                                         ----------     ----------        ----------    ----------
OTHER EXPENSE:
   Interest                                                  93,263         43,416           263,388       130,288
   Other                                                      6,180          5,133            19,667        23,054
                                                         ----------     ----------        ----------    ----------
                                                             99,443         48,549           283,055       153,342
                                                         ----------     ----------        ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES
                                                            (10,368)        27,799            13,040        46,000
PROVISION (BENEFIT) FOR INCOME TAXES                         (3,525)         9,452             4,433        15,640
                                                         ----------     ----------        ----------    ----------
NET INCOME (LOSS)                                        $   (6,843)    $   18,347        $    8,607    $   30,360
                                                         ==========     ==========        ==========    ==========
VIRGINIA GAS COMPANY'S EQUITY IN VIRGINIA GAS
   DISTRIBUTION COMPANY'S EARNINGS                       $   (3,422)    $    9,173        $    4,303    $   15,180
                                                         ==========     ==========        ==========    ==========

                       VIRGINIA GAS DISTRIBUTION COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                               FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                               1996           1995              1996           1995
                                                            ------------   ----------       ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $   (6,843)    $  18,347        $     8,607    $   30,360
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization              21,217        17,865             59,254        52,078
         Deferred income taxes                                  (3,128)        7,692              3,934        13,880
         Increase in accounts receivable                          (120)       (2,519)           (24,800)      (27,744)
         Decrease in affiliated company receivable              -             -               1,562,500         -
         Decrease (increase) in other current assets            (6,470)         (105)            15,309       (47,302)
         Increase in other assets                               (1,733)       (6,853)           (10,381)       (2,685)
         Increase (decrease) in accounts payable                46,721       (23,059)          (122,477)      (51,169)
         Increase (decrease) in other current liabilities        1,147        23,584            (64,498)       62,078
                                                            ----------     ---------        -----------    ----------
                 Net cash provided by operating
                    activities                                  50,791        34,952          1,427,448        29,496
                                                            ----------     ---------        -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (63,574)      (51,025)          (244,427)     (109,222)
   Loans made to affiliated companies                           -             -              (1,500,000)       -
   Payments received on notes receivable                         7,150         4,524             91,148        13,353
                                                            ----------     ---------        -----------    ----------
                 Net cash used in investing activities         (56,424)      (46,501)        (1,653,279)      (95,869)
                                                            ----------     ---------        -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                   (10,909)       -                 (31,301)       -
                                                            ----------     ---------        -----------    ----------
                 Net cash used in  financing activities        (10,909)       -                 (31,301)       -
                                                            ----------     ---------        -----------    ----------
NET DECREASE IN CASH                                           (16,542)      (11,549)          (257,132)      (66,373)
CASH, beginning of period                                       66,097        53,266            306,687       108,090
                                                            ----------     ---------        -----------    ----------
CASH, end of period                                         $   49,555     $  41,717        $    49,555    $   41,717
                                                            ==========     =========        ===========    ==========
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                            $  108,263     $  25,261        $   424,827    $   78,893
                                                            ==========     =========        ===========    ==========
   Income taxes paid                                        $       -      $     -          $       -      $      -
                                                            ==========     =========        ===========    ==========

                       VIRGINIA GAS DISTRIBUTION COMPANY

                         NOTES TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements as of September 30, 1996 and for the three and nine-month periods ended September 30, 1996 and 1995 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Distribution Company. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Amendment No. 2 to Form SB-2 filed with the Securities and Exchange Commission on October 4, 1996.

During 1996, Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and No. 123, "Accounting for Stock-Based Compensation", became effective for and were implemented by Virginia Gas Distribution Company. There was no material impact on Virginia Gas Distribution Company's financial position or results of operations as a result of the implementation of these pronouncements.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Consolidated financial statements and related Notes to Consolidated Financial Statements set forth in this report.

RESULTS OF OPERATIONS

OVERVIEW

During the three and nine month periods ended September 30, 1996, Virginia Gas Company (the "Company") recorded net income of $136,632 and $343,476, respectively, compared to $84,386 and $357,747, respectively, for the same periods in 1995. The net income per common share available to common stockholders for the corresponding periods was $.04 and $.13 , respectively, in 1996 compared with $.12 and $.49, respectively, in 1995.

NATURAL GAS EXPLORATION AND PRODUCTION

Exploration and production revenues for the third quarter of 1996 reflected natural gas sales of $100,000 and well and pipeline operations income of $91,000. These gas sales and operations fees accounted for 29% of total Company revenue for the quarter. The 1996 revenues reflect a 47% increase over 1995 third quarter exploration and production revenues of $130,000. Revenues for the nine month periods in 1996 and 1995 were $540,000 and $599,000, respectively. Revenues for 1995 reflect $176,000 related to the Company's revision of its method of recording certain exploration and production revenues. See the Notes to the Consolidated Financial Statements. Of this amount, $73,000 is attributable to natural gas sales, $68,000 consists of operations fees with the remaining $35,000 consisting of gathering fees.

STORAGE REVENUES

The Company's wholly-owned subsidiary, Virginia Gas Pipeline Company (the "Pipeline Company"), is currently developing a high deliverability salt cavern storage facility in Saltville, Virginia. In June, 1996 the Pipeline Company filed an application with the Virginia State Corporation Commission ("SCC") for a Certificate of Public Convenience and Necessity for the operation of the Saltville facility. The SCC issued an order scheduling a hearing for December, 1996 on the application. The SCC's order authorized the commencement of service on an interim basis using the rates set forth in the application. In August, 1996 initial operations began at the Saltville facility. Revenues in the third quarter 1996 totaled $190,000, consisting of fees charged for storage and natural gas injections.

ITEM 2.  CONTINUED

PROJECT MANAGEMENT REVENUES

Project management revenues for the three and nine month periods totaled $69,000 and $265,000, respectively, in 1996 compared to $141,000 and $448,000, respectively, in 1995. The 1995 totals reflect $50,000 for the three month period and $150,000 for the nine month period related to the development of the Saltville facility; there are no corresponding revenues in 1996 as the Company purchased the interest of its joint venture partner in February 1996. Revenues related to the operation of other joint venture facilities including operations services performed for Virginia Gas Storage Company (the "Storage Company") and Virginia Gas Distribution Company (the "Distribution Company") totaled $52,000 and $146,000 for the three and nine month periods in 1996. These revenues for the corresponding 1995 periods totaled $39,000 and $144,000, respectively. The Company also provided management services for the Storage and Distribution companies during the periods. These services performed included financial, marketing, treasury and administrative services. These fees totaled $17,000 and $119,000, respectively, for the three and nine month periods in 1996.

INTEREST INCOME

Interest income for the three month period ended September 30, 1996 totaled $211,000 while the nine month total was $645,000. The 1995 amounts for the corresponding periods were $129,000 and $410,000, respectively. The majority of interest income is related to the Company's participation in tax exempt bond offerings offered by the Industrial Development Authorities of Russell and Buchanan Counties, Virginia. A portion of the proceeds of these offerings have been loaned by the Company to the Distribution Company and the Storage Company. Interest earned on promissory notes from these companies are reflected as interest income by the Company. The increases in the 1996 periods largely reflect interest on the 1995 Buchanan County tax exempt bond offering which closed in December 1995. As described above, the majority of the proceeds from this offering were loaned to the Distribution and Storage Companies.

COSTS AND EXPENSES

General and administrative costs were $154,000 for the three month and $458,000 for the nine month period in 1996. These amounts reflected minor changes from the 1995 three and nine month totals of $142,000 and $463,000, respectively.

Depreciation and amortization expense increased to $117,000 in the third quarter of 1996 from $63,000 in 1995. Nine month totals for 1996 and 1995 were $246,000 and $191,000, respectively. These increases reflect the recovery of costs for capital projects recently placed in service. The increase recorded in the third quarter of 1996 reflects the Saltville storage facility beginning operations in late August.

ITEM 2.  CONTINUED

The increase in interest expense of $69,000 in the third quarter and $262,000 for the nine months ending September 30, 1996 primarily reflect the cost of additional debt incurred in conjunction with the Buchanan tax exempt bond offering which closed in December 1995. The 1996 amounts also reflect interest costs related to the issuance of a $1,725,000 promissory note in conjunction with the purchase of the interest of the Company's joint venture partner in the Saltville storage facility. The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Capitalized interest for the three and nine month periods ended September 30, 1996 totaled $70,265 and $231,976, respectively. Capitalized interest for the three and nine month periods ended September 30, 1995 totaled $26,250 and $78,750, respectively.

INCOME TAXES

The Company's provision for income taxes as a percentage of income before taxes and earnings of affiliated companies was 28% and 31% for the nine month periods ended September 30, 1996 and 1995, respectively.

EQUITY INVESTMENTS

Earnings from the Company's 50% ownership in the Storage Company and the Distribution Company increased $12,000 to $82,000 for the third quarter 1996 from $70,000 in 1995. Earnings for the nine months of 1996 and 1995 were $290,000 and $176,000, respectively.

NATURAL GAS STORAGE. Storage revenues from the Early Grove facility for the three and nine month periods of 1996 were $561,000 and $1,438,000, respectively, while storage revenues of $398,000 and $820,000 were recorded for the three and nine month periods in 1995. The increases are attributable to an increase in leased storage capacity at the Early Grove facility. Contracted storage capacity for the 1996/1997 season is 1,831,500 MMBtu, an increase of 846,000 MMBtu over contracted capacity of 985,500 MMBtu for the 1995/1996 season.

Of the storage capacity leased for the current season, 60-day service comprised 13%, 90-day service comprised 52% and 150-day service comprised the remaining 35% of total contracted volumes.

NATURAL GAS GATHERING. Gathering revenues totaled $73,000 for the third quarter 1996 compared to $88,000 in 1995. Natural gas throughput for the third quarters ended September 30, 1996 and 1995 totaled 231,422 MMBtu and 299,188 MMBtu, respectively. The decrease in throughput is largely attributable to production decline. Revenues for the nine months totaled $280,000 in 1996 and $422,000 for the same period in 1995. This decrease for the nine month period is reflects the Storage Company's revision of its method of recording certain revenues during 1995; the effect on 1995 revenues due to the revision was $110,000.

ITEM 2.  CONTINUED

During the peak winter service periods, the Storage Company provides natural gas to certain of its storage customers. For the nine months ending September 30, 1996, revenues from winter service sales totaled $781,000, compared to $662,000 in 1995. Purchased gas expense related to these sales totaled $664,000 and $421,000 in 1996 and 1995, respectively.

NATURAL GAS DISTRIBUTION. Distribution revenues for the third quarter 1996 were $141,000, an increase of $33,000 over 1995 revenues of $108,000. Revenues for the nine months 1996 totaled $440,000 compared with $411,000 for the same period in 1995.

Sales volumes for the third quarter 1996 totaled 26,136 MMBtu compared with 24,419 MMBtu for the same period in 1995, an increase of 7%. The average sales price per MMBtu for the third quarter 1996 was $5.40 compared with $4.44 for the same period in 1995. The increase in sales price per MMBtu is largely reflected in sales to the Distribution Company's negotiated service customers, customers whose contracts reflect selling prices based upon alternative fuels pricing; pricing for these alternative fuels reflected higher costs in 1996 compared with 1995. Purchased gas costs related to these third quarter sales totaled $77,000 in 1996 and $31,000 in 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to a $5.9 million deficit at September 30, 1996 from a $.2 million deficit at December 31, 1995. The combined working capital of the Storage Company and the Distribution Company decreased to a $.9 million surplus at September 30, 1996 from the $1.9 million surplus at December 31, 1995. Cash decreased to $522,000 at September 30, 1996 from $2,133,000 at
December 31, 1995 as net cash used in investing activities exceeded net cash provided by operations and financing activities. Total cash provided by operations for the nine months ended September 30, 1996 was $3,796,000.
Changes in accounts payable primarily reflect expenditures incurred in the development of the Company's facilities, primarily the Saltville storage facility. Funding for these accounts payable was primarily provided from a portion of the net proceeds of the Company's initial public offering of its common stock, completed in October 1996. Capital expenditures for the Saltville facility totaled $8.2 million for the nine months ended September 30, 1996.

In May, 1996 the Company issued 800,058 shares of its common stock to one investor pursuant to a private placement. The net proceeds of the sale of these shares were $4,401,317. In July, 1996 the Company issued 42,000 shares of its common stock to an officer of the Company. The net proceeds of the sale of these shares were $252,000.

The Company anticipates development activities for the remainder of 1996 will result in net outflows of cash. Funding for additional development will come from the net proceeds of the Company's initial public offering of common stock and operating cash flows of the Company.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996



ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Annual Meeting of Stockholders was held September 17, 1996. A total of 1,293,122 shares were represented in person at the Meeting. The election of directors was the only matter voted upon by the Company's stockholders at the Meeting.

                 The stockholders approved the nominations of Michael L. Edwards to serve the Company as director for a three-year term. Karen K. Edwards and Allan R. Poole, II were elected to serve as directors for a two- year term. Pete N. Einselen and Charles A. Mills, III were elected to serve for a one-year term. The results of the voting were as follows:


                        Nominee                  For           Against
                        -------                  ---           -------
                 Michael L. Edwards           1,293,122            -
                 Karen K. Edwards             1,293,122            -
                 Allan R. Poole, II           1,293,122            -
                 Pete N. Einselen             1,293,122            -
                 Charles A. Mills, III        1,293,122            -


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits - See list of Exhibits on page 20 hereof.

                 (b)  Reports on Form 8-K
                          None

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS



27.01            Financial Data Schedule for the Nine Months Ended
                 September 30, 1996

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




VIRGINIA GAS COMPANY
(Registrant)



By  /s/  John D. Jessee
   -------------------------------
    John D. Jessee, Vice President and
    Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
