Form 10KSB
period 1996-12-31
VIRGINIA GAS CO
filed 1997-03-31
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER ____________

                              VIRGINIA GAS COMPANY
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         DELAWARE                                         87-0443823
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

        200 EAST MAIN STREET, ABINGDON, VIRGINIA  24210, (540) 676-2380
         (Address and telephone number of principal executive offices)

   Securities registered pursuant to Section 12(b) of the Exchange Act:  None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                       WARRANTS TO PURCHASE COMMON STOCK

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [  X ] Yes  [    ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.      [    ]

Revenues for the fiscal year ended December 31, 1996 were $2,769,718.

The aggregate market value of the voting Common Stock, par value $.001 per share, held by nonaffiliates of the Registrant as of March 27, 1997 was approximately $18,703,000.

As of March 27, 1997, the Registrant had outstanding 3,204,906 shares of Common Stock, par value $.001.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

      ITEM
     NUMBER                                                                             PAGE NUMBER
                                                CAPTION
                PART I
       1        Business                                                                       3
       2        Properties                                                                     11
       3        Legal Proceedings                                                              11
       4        Submission of Matters to a Vote of Security Holders                            11
                PART II
       5        Market for Common Equity and Related Stockholder Matters                       11
       6        Management's Discussion and Analysis or Plan of Operations                     12
       7        Financial Statements                                                           18
       8        Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                           39
                PART III
       9        Directors and Executive Officers of the Company                                39
       10       Executive Compensation                                                         41
       11       Security Ownership of Certain Beneficial Owners and Management                 42
       12       Certain Relationships and Related Transactions                                 43
       13       Exhibits and Reports on Form 8-K                                               45
                Signatures                                                                     48

ITEM 1.  BUSINESS

GENERAL

         Virginia Gas Company (the "Company"), its subsidiaries and affiliates form an integrated natural gas company engaged in natural gas storage, gathering and distribution services; natural gas exploration, production and well operations; pipeline operations and propane distribution. The Company conducts its operations primarily in the southwestern counties of the Commonwealth of Virginia.

         Substantially all of the Company's revenues from the date of formation in 1987 to 1992 were derived from exploration and production operations. In 1992, however, the Company reduced its concentration on exploration and production activities and began diversifying into the natural gas storage, gathering and distribution business. Expanding into these areas has resulted in more stable and predictable revenue sources. A propane distribution subsidiary was established in 1996, and a natural gas marketing subsidiary was formed in 1997.

         The Company's primary objectives are to continue to develop and expand its existing storage, gathering and distribution activities and to expand its business to include pipeline operations and propane distribution services. The Company seeks to take advantage of deregulation of the domestic natural gas industry by providing services previously supplied by the interstate pipeline companies. The Company's strategy is to 1) increase storage and related pipeline capacity to meet increasing demand for natural gas services in southwestern Virginia and northeastern Tennessee, 2) to add value to its natural gas production by distributing its natural gas directly to residential, commercial and industrial users through its natural gas utility, 3) to maximize the volume of natural gas it gathers and markets, 4) to develop and expand, through acquisition, into propane distribution services, and 5) to increase its natural gas reserves through selective acquisitions and drilling programs.

         The Company expects consumption of natural gas to continue to grow faster than alternative fossil fuel because of environmental pressure to use cleaner burning fuels, the abundance of reasonably priced natural gas supply, and the rapid progress of new natural gas technologies.

SUBSIDIARIES AND AFFILIATES

         The Company has four consolidated wholly-owned subsidiaries: Virginia Gas Exploration Company (the "Exploration Company"), Virginia Gas Pipeline Company (the "Pipeline Company"), Virginia Gas Propane Company (the "Propane Company") and Virginia Gas Marketing Company (the "Marketing Company"). Affiliates of the Company, Virginia Gas Distribution Company (the "Distribution Company") and Virginia Gas Storage Company (the "Storage Company"), are each owned 50% by the Company and 50% by one individual investor, who has no affiliation with either the Company, or any executive officer, director or controlling shareholder of the Company.

         The Distribution Company and the Storage Company are the holders of Certificates of Public Convenience and Necessity ("COPN") issued by the Virginia State Corporation Commission ("SCC") that are required for such companies to conduct their business. Some of the Storage Company's operations are regulated by both the SCC and the Federal Energy Regulatory Commission ("FERC"). The Pipeline Company has applied for COPN's from the SCC and its operations will likewise be regulated by both the SCC and the FERC. In connection with the financing of the Distribution Company's distribution business, and the Storage Company and Pipeline Company's storage and related pipeline businesses, the Company participated in three tax exempt bond issues in 1994 and 1995 that provided financing for these various projects. Funds from such financing were allocated, as needed, to the various subsidiaries and affiliates and each such entity has provided the Company with interest-bearing promissory notes evidencing its obligation to repay of the funds advanced by the Company. In February 1997, the Company completed its participation in a fourth tax exempt bond issue, proceeds of which will provide financing for distribution, storage and pipeline projects.

STORAGE OPERATIONS

         The Company operates the only two underground natural gas storage facilities in the Commonwealth of Virginia, the Saltville Facility and the Early Grove Field.

         The Pipeline Company has developed a high deliverability salt cavern storage facility in Saltville, Virginia, ("Saltville Facility") for use as a high rate, peak usage storage facility. The Saltville Facility uses caverns created in underground salt beds to store natural gas. The Company's engineering staff believes the ultimate working gas capacity of the Saltville Facility could be up to 10,000,000 MMBtu. In June, 1996 the Pipeline Company filed an application with the SCC for a Certificate of Public Convenience and Necessity for the operation of the Saltville Facility. In July, 1996 the SCC issued an order authorizing the Pipeline Company to begin service on an interim basis using the rates set forth in the application. In November 1996, the Pipeline Company received a limited jurisdiction certificate from the FERC authorizing the Pipeline Company to engage in the sale, transportation (including storage), or assignment of natural gas that is subject to FERC's jurisdiction under the Natural Gas Act, and to charge rates for its interstate service equal to the intrastate rates approved by the SCC. The Saltville Facility provides 10, 60 and 90-day service and 20-day refill capacity. In August, 1996 the Pipeline Company injected the first working gas into the field. The Pipeline Company's customers contracted for 583,000 MMBtu of capacity for the 1996/1997 winter heating season. Current customer commitments total 633,000 MMBtu of capacity for the 1997/1998 winter season. Peak daily withdrawal rates of 40,000 MMBtu were achieved in January 1997.

         In December 1991, the Company, through the Storage Company, purchased the Early Grove natural gas field located in Scott and Washington Counties in Virginia ("Early Grove Field") for conversion to underground natural gas storage. The Storage Company produced natural gas from the field during 1992 while conducting geological, engineering and marketing studies. In June 1993, the Storage Company injected the first working natural gas into the field. In December 1994 the Storage Company applied for a Certificate of Public Convenience and Necessity from the SCC and received a final order from the SCC in September 1995. In October 1995, the Storage Company received a limited jurisdiction certificate from the FERC authorizing the Storage Company to engage in the sale, transportation (including storage), or assignment of natural gas that is subject to FERC's jurisdiction under the Natural Gas Act, and to charge rates for its interstate service equal to the intrastate rates approved by the SCC. The Early Grove Field has 29 storage wells and a certificated area of 2,900 acres. The Storage Company's rates for 60-day, 90-day, 120-day and 150-day service are $1.86, $1.50, $1.33 and $.85 cents per MMBtu stored, respectively, plus 5 cents per MMBtu injected and 5 cents per MMBtu withdrawn.

         Total contracted storage volume for the 1994/1995 contract year was 520,000 MMBtu, consisting of 60-day, 90-day and 150-day service. Volume for the 1995/1996 contract year was 985,000 MMBtu. Contracted volume for the 1996/1997 contract year is 1,560,000 MMBtu. Contracts range from one to fifteen years. The Storage Company is increasing the deliverability of the Early Grove Field by reworking existing wells, drilling new wells, injecting additional base gas, installing new compression equipment and increasing the maximum operating pressure of the field to 2,000 PSI from 1,400 PSI. Peak January deliverability has been increased from 1,000 MMBtu per day in 1992 to over 16,000 MMBtu per day in 1997. Proposed improvements could increase the field's working gas capacity to 2,200,000 MMBtu for the 1998/1999 contract year.

         The Company is continually assessing the feasibility of developing additional natural gas storage facilities in its area of operation and is analyzing available geological and geophysical data and land records related thereto.

GATHERING OPERATIONS

         The Storage Company and the Exploration Company operate various unregulated natural gas gathering systems located mainly in Dickenson and Buchanan Counties in Virginia which connect the Company's operated wells to interstate pipelines. The gathering systems consist of 102.6 miles of pipeline, two 640 horsepower compressor stations and one 120 horsepower compressor station. The gathering systems connect the Company's natural gas production to the ETNG, CNG and CGT interstate pipeline systems as well as to the Distribution Company's distribution system.

         For such natural gas gathering services, the Company and the Storage Company collect certain transportation allowances from producers (owners of natural gas). Transportation allowances vary depending upon contractual arrangements and currently range from $.05 to $.50 per MMBtu.

DISTRIBUTION OPERATIONS

         The Company, through its Affiliate, the Distribution Company, owns and operates 17 miles of pipelines and serves approximately 200 customers in Russell and Buchanan Counties in Virginia. In 1992, the Distribution Company commenced providing natural gas service on an unregulated basis to a limited number of customers. In 1993, the Distribution Company to the SCC for a Certificate of Public Convenience and Necessity authorizing it to provide natural gas service to the Town of Castlewood, Virginia. The Certificate was issued by the SCC in August 1993. An application was made to the SCC in March 1994 to extend the Distribution Company's service territory to include all of Russell County and all of Buchanan County. The SCC approved the Certificate amendment in August 1994. The Distribution Company is classified as a Virginia public service corporation. The Distribution Company's tariffs to its customers are set by the SCC.

         The Distribution Company has been issued a franchise from the town of Lebanon in Russell County and is constructing a nine mile pipeline to Lebanon from its connecting point at the ETNG interstate pipeline near Castlewood, Virginia.

         The Distribution Company has a firm transportation contract with ETNG which will provide it with firm service for a ten-year term during the winter months of November through March. This firm transportation contract provides that the Distribution Company pay ETNG $.24, plus fuel expenses, per MMBtu transported. The Distribution Company has an interruptible contract with ETNG allowing it access to such company's natural gas trunk lines through which it distributes natural gas to its customers. The Distribution Company's interruptible contract with ETNG provides that the Distribution Company pay ETNG $.2511, plus fuel expenses, per MMBtu transported.

PIPELINE OPERATIONS

         In 1996, the Corporation initiated environmental and feasibility studies for the construction of an 80 mile intrastate natural gas pipeline which will connect the Company's Saltville Facility to the ETNG interstate pipeline system and transport natural gas to markets in Smyth, Wythe and Pulaski Counties in southwestern Virginia. The total estimated cost of construction of the pipeline, designated P-25, is $14.6 million.

         The P-25 pipeline will be constructed and maintained consistent with applicable federal, state and local laws and regulations and accepted industry practice. The first phase of construction of the pipeline consists of 20 miles of pipe connecting the Corporation's Saltville Facility to the ETNG interstate pipeline system and twinning the ETNG line to the town of Marion. The Company has contracted with the local distribution company ("LDC") which serves Smyth, Wythe and Pulaski Counties to provide pipeline capacity in order for the LDC to supply 20,000 MMBtu per day of service to supply the towns of Marion, Wytheville, Dublin, Pulaski and Radford. The Company has filed for a Certificate of Public Convenience and Necessity with the SCC. A tariff will be set by the SCC and charged by the Pipeline Company for reserved capacity in the pipeline. Upon completion of construction and obtaining necessary regulatory approvals, the Corporation expects the P-25 pipeline to commence operations in late 1997.

         Substantially all of the operations conducted through the P-25 pipeline constitute common carrier pipeline activities. Such common carrier activities are those under which transportation in the pipeline is available at tariffs published with the SCC to any shipper of natural gas who requests such services, provided that each product for which transportation is requested satisfies the conditions and specifications for transportation.

EXPLORATION AND PRODUCTION OPERATIONS

         The Exploration Company's exploration and production operations consist of acquiring and developing natural gas properties by taking mineral leases from landowners, drilling and completing wells on the properties and building natural gas gathering lines. These activities are frequently organized on a joint venture basis with third parties, with the Exploration Company acting as general contractor and operator of the ventures, retaining a minority working interest in the project and some promotional consideration.

         ACREAGE. The following table sets forth the gross and net acres of developed and undeveloped natural gas exploration and production leases held by the Company, its subsidiaries and affiliates as of December 31, 1996. Undeveloped acreage includes leasehold interests which may already have been classified as containing proved undeveloped reserves.


                                         DEVELOPED (1)                               UNDEVELOPED
                                         -------------                               -----------
                                      GROSS             NET                    GROSS                NET
                                      -----             ---                    -----                ---
 Virginia                           11,096             3,537                    2,239                2,239

 West Virginia                         257                21                        -                   -
                                   -------          --------                ---------            ---------

           Total                    11,353             3,558                    2,239                2,239
                                   =======          ========                =========            =========

---------------
(1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of the Company's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

         GAS RESERVES. Company personnel have prepared an estimate of the Company's proved reserves, projected future production and estimated future net revenues from production of proved reserves as of December 31, 1996. The Company's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. In determining the estimates of reserve quantities that are economically recoverable, the Company used natural gas prices and estimated development and production costs as of December 31, 1996. For further information concerning the present value of future net revenues from the proved reserves, see Note 14 of Notes to the Consolidated Financial Statements.

         The following table sets forth natural gas reserve information estimated as of December 31, 1996. The present values of estimated future net revenues (discounted at 10% per annum) shown in the table are not intended to represent the current market value of the proved reserves owned by the Company.

                                                                          PROVED RESERVES
                                                                          ---------------

                                                       DEVELOPED                UNDEVELOPED             TOTAL
                                                       ---------                -----------             -----
 Gas (MMcf)                                              2,570                      593                  3,163
 Present value of estimated future net
   revenues before income taxes (in
   thousands)                                           $4,601                    $1,194                $5,795
 Present value of future net cash flow after
   income taxes (in thousands)                          $2,848                     $785                 $3,633

         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geologic success, prices, future production levels and costs, that may not prove correct over time. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Oil and gas prices have fluctuated widely in recent years. The weighted average sales price utilized for the purposes of estimating the Company's proved reserves and future net revenues therefrom as of December 31, 1996 was $4.23 per Mcf. The Company estimates that, if all other factors (including the estimated quantities of economically recoverable reserves) were held constant, a $.10 per Mcf decline in gas price from that used in the reserve reports would reduce such present value by approximately $152,000.

         PRODUCTION. All of the Company's wells produce primarily natural gas. The following table sets forth the Company's gas production and sales data during the periods indicated.

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                            1996                 1995
                                                                            ----                 ----
 Net production:

    Gas (Mcf)                                                              161,995              160,798

 Average sales price per unit:

    Gas ($/Mcf)                                                             $2.53                $1.47

    Average net production cost ($/Mcf)                                     $0.22                $0.20

         The Company owned interests in 85 gross (21 net) natural gas wells as of December 31, 1996.

         DRILLING ACTIVITY. The Company did not drill or complete any natural gas wells during 1995 or 1996.

         SERVICE OPERATIONS. The Company engages in the business of supervising drilling operations and operating producing wells. As of December 31, 1996 the Company operated 80 wells located in Virginia and West Virginia. As operator of producing wells, the Company is responsible for the maintenance and verification of all production records, contracting for gas sales, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production operations for producing wells and is paid for such services on a per well, monthly fee basis.

PROPANE OPERATIONS

         The Corporation recently commenced distribution of propane in and around its area of operations in southwestern Virginia. Because of shared costs and similarities such as easily converted appliances, many natural gas utilities provide both products to their customers. Customers often do not distinguish between the two forms of gas when used in the home. The Corporation plans to expand its customer base in the Counties of Buchanan, Tazewell and Russell as demand warrants and, in part, through selective acquisitions. The Propane Company currently serves nine customers.

COMPETITION

         The Company competes in the areas of exploration, production, transportation, marketing and distribution of natural gas with major oil companies, other independent oil and gas concerns and individual producers and operators. In the areas of utility services and pipeline operations, the Company competes with major utility companies and pipeline companies. The deregulation of the natural gas industry has provided the Company with marketing and transportation opportunities; however, other pipeline companies, marketers and brokers with resources far greater then the Company likewise are the beneficiaries of such deregulation. While the Company currently operates the only natural gas storage facilities in Virginia, it is likely that other distribution and marketing companies will engage in similar activities. Many of these competitors have substantially greater financial and other resources than the Company.

REGULATION

         SCC REGULATION. The operations of the Distribution Company are wholly intrastate and are therefore regulated by the SCC. The SCC regulates the rates which the Distribution Company can charge to its customers. The rates are set at levels sufficient to recover the cost of service to its customers including an approved rate of return. The Distribution Company can apply for revised rates based on actual costs if its costs are higher than previously anticipated and conversely the SCC may require a reduction in rates if returns are higher than anticipated. The Distribution Company believes the rates currently in effect are adequate to cover the cost of service and achieve the desired rate of return.

         Some of the Storage Company's operations are regulated primarily by the SCC and the FERC, which has jurisdiction over interstate sales of natural gas storage. The Storage Company's rates are approved also by the SCC and are based on the cost of service of the facility which includes an approved rate of return. The Storage Company can apply for revised rates based on actual costs if they are higher than previously anticipated and conversely the SCC may require a reduction in rates if returns are higher than anticipated. The Storage Company believes the rates currently in effect are adequate to cover the cost of service and achieve the desired rate of return. The Storage Company's gathering systems are exempt from regulation.

         The Company's Saltville Facility will be similarly regulated by the SCC and the FERC. The Pipeline Company will own and operate the Saltville Facility.

         The Pipeline Company's P-25 pipeline from Saltville to Radford will also be regulated by the SCC. In January 1997 the Pipeline Company filed an application with the SCC for a Certificate of Public Convenience and Necessity to operate the pipeline.

         The Company's gathering and propane distribution facilities are not subject to service or rate regulation from the SCC.

         FERC REGULATION. The Company's gathering facilities are not subject to service or rate regulation from the FERC. The FERC has issued limited jurisdiction certificates to the Storage Company and the Pipeline Company authorizing these companies to engage in the sale, transportation (including storage), or assignment of natural gas that is subject to FERC's jurisdiction under the Natural Gas Act, and to charge rates for its services equal to the intrastate rates approved by the SCC.

         ENVIRONMENTAL AND SAFETY REGULATION. The pipeline operations of the Company are subject to various federal, state and local environmental laws. In particular, operations in Virginia are subject to the Virginia Clean Air Act as administered by the Virginia Air Control Board. The Virginia Clean Air Act restricts emissions from wells, pipelines and processing plants, and the Virginia Air Control Board may curtail operations not meeting minimum standards. The design, construction, operation and maintenance of the Company's jurisdictional gas pipeline facilities are subject to the safety regulations established by the Secretary of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended, or by state agency regulations meeting the requirements thereunder. The Company is also subject to other federal, state and local laws covering the handling or discharge into the environment of materials used by the Company, or otherwise relating to protections of the environment, safety and health.

         Expenditures for environmental control facilities and for remediation have not been significant in relation to the results of operations of the Company. The Company believes, however, that it is reasonably likely that the trend in environmental legislation and regulations will continue to be toward stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's results of operations, but there can be no assurance such standards will not be adopted in the future.

TITLE TO PROPERTIES

         Substantially all of the Company's producing property interests are held pursuant to leases from third parties. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the natural gas industry. The Company's producing properties are subject to customary royalty interests, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such producing properties.

         The Storage Company's titles to properties comprising the Early Grove Field are derived from its ownership of mineral leasehold rights and surface easements. The Early Grove Field is served by the Storage Company which holds a 60% interest in the Haysi gathering system and serves as operator.

         The Company's title to properties comprising the Saltville Facility is derived from a ten-year oil and gas lease from the Industrial Development Authority of the town of Saltville, and the Counties of Washington and Smyth, Virginia as well as from a separate Deed from the Industrial Development Authority of the town of Saltville. The oil and gas lease and Deed provide the Company with rights to drill for and produce oil and gas, rights to use any facilities for natural gas storage use and rights to remove salts to create cavities for natural gas storage. The oil and gas lease and Deed encompass approximately 11,000 acres of storage rights in Washington and Smyth Counties, Virginia.

         The Company's proposed pipeline, gathering systems and distribution systems are situated on land not owned by the Company but as to which the Company and its Subsidiaries and Affiliates have easements or licenses from the landowners permitting the use of such land for the construction and operation of pipeline facilities. The Company has received and intends to receive franchises, permits and other authorizations to construct and operate pipeline, gathering systems and distribution systems within the jurisdiction of various cities, counties and other governmental agencies and jurisdictions, as well as along and across waterways and rights-of-way for federal, state, county and city highways, streets and roads.

EMPLOYEES

         As of December 31, 1996, the Company, its subsidiaries and affiliated companies employed 35 persons on a full time basis, none of whom is covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES

         See Item 1 for a discussion of properties and locations and Note 8 of Notes to the Consolidated Financial Statements contained in Part II, Item 7 for a discussion of any liens or encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

         There is no pending nor, to the knowledge of the Company, any threatened litigation against the Company or its Subsidiaries or Affiliates which could have a material adverse effect on their financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                       APPROXIMATE NUMBER OF STOCKHOLDERS



                                                                              Number of Stockholders of
                                                                              Record as of December 31,
                               Title of Class                                            1996
 Common stock, par value $.001                                                           875
 Warrants to purchase common stock                                                        26

         The Common Stock of the Company is listed on the Nasdaq SmallCap Market exchange under the symbol VGCO. The high and low closing sales prices, compiled from quotations supplied by the Nasdaq Monthly Statistical Report, and the dividends paid per share, were as follows for the fourth quarter 1996:


                                                                           High             Low
                                                                           ----             ---
 Fourth quarter                                                           7 3/4            6 1/2

         At its regularly scheduled meeting held on November 18, 1996, the Board of Directors declared a quarterly dividend of $.01 per share, payable January 7, 1997, to all shareholders of record on December 15, 1996.

         At its regularly scheduled meeting held on January 15, 1997, the Board of Directors declared a quarterly dividend of $.0125 per share, payable February 15, 1997, to all shareholders of record on January 31, 1997.

         The Company paid cash dividends on its Common Stock for each of the years 1992 through 1995. There is no assurance that the Board of Directors of the Company will authorize the Company to continue to pay cash dividends on its Common Stock in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion of the historical financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes contained in Part II, Item 7.

GENERAL

         The Company derives revenues from its storage, exploration, production and gathering operations. From its 50% investments in the Storage Company and the Distribution Company, the Company derives earnings from the storage, gathering and distribution operations of these companies.

         In its storage business, the Company receives fees for use of its storage space in addition to injection and withdrawal fees for the use of compression facilities, collectively referred to as storage revenues. Storage charges to customers are in accordance with storage rates included in its tariff filed with the Virginia State Corporation Commission.

         In its exploration and production business, the Company receives revenues from the sale of its natural gas production. The Company also receives revenues from the operation of natural gas facilities. These revenues include fees for marketing gas on behalf of the working interest partners and operations fees for general operating duties related to producing wells. In its natural gas gathering business, revenues are generated from its ownership interest in gathering pipelines for natural gas traveling through its gathering systems.

         For those facilities built and operated on behalf of joint venture partners, the Company manages the construction, drilling, development and operation of the facilities and receives project management fees.

         In its storage business, the Storage Company receives fees for use of its storage space in addition to injection and withdrawal fees for the use of compression facilities, collectively referred to as storage revenues. Storage charges to customers are in accordance with storage rates included in its tariff filed with the Virginia State Corporation Commission.

         In the Storage Company's unregulated natural gas gathering business, revenues are generated from its ownership interest in gathering pipelines for natural gas traveling through its gathering systems. The Storage Company also provides unregulated winter gas supply services.

         In its distribution operations, the Distribution Company's gross profits are realized by the difference between the prices at which it purchases and the prices at which it sells natural gas to its industrial, commercial and residential customers. The prices at which the Distribution Company sell natural gas to its customers are in accordance with the rate schedules in its tariff filed with the Virginia State Corporation Commission. The Distribution Company purchases natural gas under short-term contracts which reflect the market price of natural gas.

RESULTS OF OPERATIONS FOR YEARS 1996 AND 1995

NATURAL GAS STORAGE

         Storage revenues from the Saltville facility totaled $769,000 in 1996. Initial injections of customer natural gas into the facility occurred in August 1996. Contracted storage capacity for the 1996 contract year totals 583,000 MMBtu, consisting of 10-day, 60-day and 90-day service. Of the storage capacity leased to third parties for the 1996 contract year, 10-day service comprised 59%, 60-day service comprised 10% and 90-day service comprised 31% of contracted volumes.

NATURAL GAS EXPLORATION AND PRODUCTION

         Exploration and production revenues for 1996 reflected natural gas sales of $374,000 and well and pipeline operations income of $278,000. These gas sales and operations fees accounted for 24% of total Company revenue for 1996. Natural gas sales and operations income for 1995 totaled $603,000. Revenues for 1995 reflect $176,000 related to the Company's revision of its method of recording certain exploration and production revenues. See Note 2 of Notes to the Consolidated Financial Statements. Of this amount, $73,000 is attributable to natural gas sales, $68,000 consists of operations fees with the remaining $35,000 consisting of gathering fees.

         Most of the Company's activities prior to 1992 were concentrated in the exploration and production segment, in which the Company organizes and manages the drilling and operation of natural gas wells in joint ventures with other gas companies and individuals. As the Company's operations have diversified in recent years with a concentration in developing its storage and pipeline operations and in developing the operations of the Storage Company and the Distribution Company, the impact of the exploration and production segment on overall Company operations has declined. There were no wells drilled in 1996 or 1995 in these type ventures, compared to four in 1994, one in 1993, nineteen in 1992 and twenty in 1991.

PROPANE OPERATIONS

         The Company began limited distribution of propane to industrial customers in Buchanan and Tazewell Counties, Virginia in June 1996. The Company plans to extend its customer base in these counties in addition to Russell County as demand warrants and, in part, through selective acquisitions. Propane sales totaled $47,000 in 1996.

PROJECT MANAGEMENT REVENUES

         Project management revenues totaled $321,000 in 1996 as compared to $757,000 in 1995. Revenues related to the operations of joint venture facilities including operations performed for the Storage Company and Distribution company totaled $202,000 and $275,000, respectively, in 1996 and 1995. The Company also provided management services for the Storage and Distribution Companies during 1996 and 1995. These services performed included financial, marketing, treasury and administrative services. Fees for these services totaled $119,000 and $204,000 in 1996 and 1995. Management revenues related to the development of the Saltville facility totaled $278,000 in 1995.

INTEREST INCOME

         Interest income in 1996 increased $351,000 to $878,000 from $527,000 in 1995. Interest income is primarily related to the Company's participation in tax exempt bond offerings offered by the Industrial Development Authorities of Russell and Buchanan Counties, Virginia. A large portion of the proceeds of these offerings have been loaned to the Distribution Company and the Storage Company. The 1996 increase largely reflects interest on the 1995 Buchanan County tax-exempt bond offering which closed in December 1995. As described above, a portion of the proceeds from this offering were loaned to the Distribution Company and the Storage Company. Notes receivable related to these bond offerings due the Company from the Distribution Company and the Storage Company totaled $9.5 million at December 31, 1996.

COSTS AND EXPENSES

         General and administrative costs for the year ended December 31, 1996 decreased slightly from 1995 reflecting the efforts of the Company during 1996 to shift certain personnel and administrative functions from the corporate level to the individual operating subsidiary level, including the Storage Company and the Distribution Company.

         Depreciation and amortization expense increased to $387,000 in 1996 from $305,000 in 1995, reflecting recovery of costs for capital projects recently placed into service. The increase mainly reflects depreciation expense related to the Saltville storage facility which began injections of customer working gas in August 1996.

         The increase in interest expense of $334,000 to $1,007,000 in 1996 primarily reflects the cost of additional debt incurred in conjunction with the Buchanan County tax-exempt bond offering completed in December 1995. The interest rate on the bond issue was 9%. In addition, in conjunction with the Company's purchase of the interest of its joint venture partner in the development of the Saltville storage facility, a promissory note for $1,725,000 was issued by the Company as partial consideration (see Note 8 of Notes to the Consolidated Financial Statements). The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Capitalized interest totaled $290,000 in 1996 and $93,000 in 1995.

INCOME TAXES

         As indicated in Note 2 to the Consolidated Financial Statements, the Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset-and-liability method of accounting for income taxes. Under the asset-and-liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. The

Company's provision for income taxes as a percentage of income before income taxes and earnings of affiliated companies was 36% and 23% for the years ended December 31, 1996 and 1995, respectively.

EQUITY INVESTMENTS

         The Company has a 50% ownership interest in the Storage Company and in the Distribution Company. The Company accounts for its investments in these companies using the equity method. Earnings from the Company's 50% ownership in the Storage Company and the Distribution Company increased $73,000 to $340,000 in 1996 from $267,000 in 1995, reflecting increased combined 1996 net income of $145,000 for these companies. Following is a discussion of the operations of the Storage Company and the Distribution Company for 1996 and 1995.

         NATURAL GAS STORAGE. Storage revenues from the Early Grove facility totaled $2.1 million in 1996. This reflects an increase in revenues of $900,000 over 1995 revenues of $1.2 million, or 74%. This increase is attributable to an increase in leased storage capacity at Early Grove. The total contracted storage capacity increased 574,500 MMBtu to 1,560,000 MMBtu for the 1996 contract year from 985,500 MMBtu for the 1995 contract year. Contract years vary from customer to customer and do not correspond to calendar years.

         Of the storage capacity leased to third parties for the 1996 contract year, 60-day service comprised 11%, 90-day service comprised 48% while 150-day service comprised the remaining 41% of total contracted volumes. For the 1995 contract year, 60-day service comprised 18% of total contracted volumes, 90-day service comprised 57% while 150-day and interruptible service comprised the remaining 25% of total contracted volumes.

         NATURAL GAS GATHERING. Gathering revenues totaled $378,000 in 1996, reflecting a decrease of $159,000 from 1995 gathering revenues of $537,000. This decrease partially reflects a decrease in system throughput during 1996 of 163,320 MMBtu. In addition, $110,000 of 1995 revenue reflects the Storage Company's revision of its method of recording certain gathering revenues. See
Note 2 of Notes to the Storage Company's Financial Statements. The revision is also reflected in operating and maintenance expenses, where $44,000 in expenses related to the Storage Company's gathering facilities are reflected as a result of the revision.

         In addition to storage-service and gathering revenues, during 1996 and 1995 the Storage Company has provided natural gas to certain of its storage customers during the peak winter service periods. Revenues from winter service sales totaled $1.1 million in 1996 compared to $888,000 in 1995. Purchased gas expenses related to these sales totaled $974,000 and $681,000 for 1996 and 1995, respectively.

         NATURAL GAS DISTRIBUTION. Distribution revenues increased to $629,000 in 1996 from $556,000 in 1995, an increase of 13%. This increase is partially due to an increase in residential and commercial customers, reflecting 1996 expansions of distribution facilities in Russell and Buchanan Counties. The increase also reflects an increase in the average sales price for industrial customers to $5.30 per MMBtu in 1996, compared to $4.44 per MMBtu for these customers in 1995.

         Sales volume for 1996 totaled 113,378 MMBtu, a decrease of 4,456 MMBtu from 1995 sales volumes of 117,834 MMBtu. Volume usage by the Distribution Company's industrial customers decreased to 94,591 MMBtu in 1996 from 103,527 MMBtu in 1995, reflecting primarily the curtailment of gas service to certain customers with interruptible service contracts for a period of several days during February 1996. Commercial and residential usage increased 4,480 MMBtu to 18,787 MMBtu in 1996 from 14,307 MMBtu in 1995. The average sales price per MMBtu increased to $5.53 in 1996 from $4.72 in 1995. Purchased gas costs related to these sales totaled $330,000 and $234,000 in 1996 and 1995, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1996, Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and No. 123, "Accounting for Stock-Based Compensation," became effective for and were implemented by the Company. There was no material impact on the Company's financial position or results of operations as a result of the implementation of these pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         The Company's working capital decreased to a $.4 million deficit at December 31, 1996 from a $.2 million deficit at December 31, 1995. Cash decreased to $1.7 million at December 31, 1996 compared to $2.1 million at December 31, 1995 as cash used in operations and investing activities exceeded cash provided by financing activities. The Company's current ratio at December 31, 1996 decreased to .87 from .94 at the end of 1995.

         The combined working capital of the Storage Company and the Distribution Company decreased to a $.6 million deficit from a $1.9 million surplus at December 31, 1995. The combined current ratio of these companies at December 31, 1996 decreased to .8 from 2.3 at the end of 1995.

INVESTING AND FINANCING ACTIVITIES

         The Company's cash requirements in the past have been net out of cash generated from operations and amounts borrowed in conjunction with tax-exempt bonds issued by the Industrial Development Authorities of Russell and Buchanan Counties, Virginia, in addition to other borrowings. The Company's rapid pace of growth and the timing of the completion of financing transactions periodically have limited the Company's short-term liquidity.

         Capital investments of $11.6 million in 1996 reflect primarily the development of the Saltville storage facility ($10.3 million) and the P-25 pipeline project ($.9 million).

         In October 1996, the Company completed an initial public offering of its common stock. The offering resulted in the issuance of an additional 1,533,000 common shares of the Company at $6 per share. Net proceeds realized from the offering approximated $8 million. The common stock of the Company is listed on the Nasdaq SmallCap Market exchange and trades with the symbol "VGCO."

         In July, 1996 the Company issued 42,000 shares of its common stock to an officer of the Company. The net proceeds of the sale of these shares were $252,000.

         In May, 1996 the Company issued 800,058 shares of its common stock to one investor pursuant to a private placement. The net proceeds of the sale of these shares was $4,401,317.

         In September, 1995 the Company issued and sold a total of 2,000 shares of preferred stock in a private placement to a sole investor, Sirrom Capital Corporation, at a price of $1,000 per share. Proceeds from the sale were used for working capital, the retirement of debt and general corporate purposes.

         During 1995 the Company issued and sold a total of 124,316 shares of common stock in conjunction with the exercise of stock options. Proceeds from these sales totaled $496,000.

         The Company's material capital expenditure commitments for 1997 are expected to include $7.8 million for the development of the P-25 intrastate pipeline and $1.1 million for continued development of the Saltville storage facility. The Distribution Company expects to spend $2.5 million in 1997 expanding its distribution service to the town of Lebanon. Funding for these commitments will be obtained from a portion of the proceeds of the October 1996 initial public offering, a portion of the proceeds from the February 1997 issuance of tax-exempt bonds by the Industrial Development Authority of Russell County, Virginia, proceeds from additional borrowings and/or a secondary offering of the Company's common stock and operating cash flows of the Company.

ITEM 7.  FINANCIAL STATEMENTS


                     VIRGINIA GAS COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                    Page
                                                                                                    ----
 Report of Independent Public Accountants                                                            19
 Consolidated Balance Sheets as of December 31, 1996 and 1995                                        20
 Consolidated Statements of Income for the years ended December 31, 1996 and 1995                    21
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995      22
 Consolidated Statements of Cash Flows for the two years ended December 31, 1996                     23
 Notes to Consolidated Financial Statements                                                          24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Virginia Gas Company:

We have audited the accompanying consolidated balance sheets of Virginia Gas Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Gas Company and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Richmond, Virginia
March 7, 1997

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995

                                    ASSETS
                                                                                          1996           1995
                                                                                     -------------   -------------
 CURRENT ASSETS:
    Cash                                                                             $  1,652,838    $  2,132,614
    Accounts receivable                                                                 1,073,276         892,373
    Notes receivable                                                                      114,556         127,886
    Other current assets                                                                  134,862         201,582
                                                                                     -------------   -------------
                  Total current assets                                                  2,975,532       3,354,455

 PROPERTY AND EQUIPMENT, net                                                           16,343,480       4,029,137
 INVESTMENT IN AFFILIATED COMPANIES                                                     4,243,020       3,903,093
 NOTES RECEIVABLE - AFFILIATED COMPANIES                                                9,371,062       9,485,953
 INVESTMENT IN JOINT VENTURE                                                               -            1,016,682
 OTHER ASSETS                                                                             577,309         566,344
                                                                                     -------------   -------------
                  Total assets                                                        $33,510,403     $22,355,664
                                                                                     =============   =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Notes payable                                                                    $    250,000    $    582,212
    Current portion of long-term debt                                                   1,244,490         270,678
    Accounts payable                                                                    1,197,555       2,175,732
    Funds held for future distribution                                                    544,475         383,870
    Other current liabilities                                                             168,709         139,169
                                                                                     ------------    ------------
                  Total current liabilities                                             3,405,229       3,551,661

 LONG-TERM DEBT                                                                        12,137,729      12,885,761
 DEFERRED INCOME TAXES                                                                    629,914         488,318
                                                                                     -------------   -------------
                  Total liabilities                                                    16,172,872      16,925,740
                                                                                     -------------   -------------
 STOCKHOLDERS' EQUITY:
    Preferred stock - No par, 2,000 shares authorized, issued,
        and outstanding                                                                 1,725,000       1,725,000
    Common stock - par value $.001, 10,000,000 shares authorized,
        3,150,744 shares issued and outstanding as of December 31,
        1996; no par value, 735,686 shares issued and outstanding
        as of December 31, 1995                                                             3,151       2,288,741
    Additional paid-in capital                                                         14,152,137         275,000
    Retained earnings                                                                   1,457,243       1,141,183
                                                                                     -------------   -------------
                  Total stockholders' equity                                           17,337,531       5,429,924
                                                                                     -------------   -------------
                  Total liabilities and stockholders' equity                         $ 33,510,403    $ 22,355,664
                                                                                     =============   =============





                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                       1996           1995
                                                                                   -------------   ------------
 REVENUE:
    Operating revenue                                                               $ 1,772,970    $ 1,493,813
    Interest and other income                                                           996,748        529,597
                                                                                   -------------   ------------
                                                                                      2,769,718      2,023,410
                                                                                   -------------   ------------
 EXPENSES:
    Production expenses                                                                 105,910         65,029
    Purchased gas expense                                                                28,537            -
    Operation and maintenance expense                                                   173,445            -
    Depreciation, depletion, and amortization                                           387,116        305,216
    General and administrative                                                          645,673        708,191
                                                                                   -------------   ------------
                                                                                      1,340,681      1,078,436
                                                                                   -------------   ------------
 OTHER EXPENSE:
    Interest                                                                          1,006,800        673,251
    Other                                                                                 2,771          2,752
                                                                                   -------------   ------------
                                                                                      1,009,571        676,003
                                                                                   -------------   ------------
 INCOME BEFORE EARNINGS OF AFFILIATED COMPANIES AND INCOME TAXES                        419,466        268,971

 EQUITY IN EARNINGS OF AFFILIATED COMPANIES                                             339,927        267,484
                                                                                   -------------   ------------
 INCOME BEFORE INCOME TAXES                                                             759,393        536,455
 PROVISION FOR INCOME TAXES                                                             151,827         62,581
                                                                                   -------------   ------------
 NET INCOME                                                                         $   607,566    $   473,874
                                                                                   =============   ============
 NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                        $   347,566    $   428,374
                                                                                   =============   ============
 NET INCOME PER COMMON SHARE                                                        $       .21    $       .62
                                                                                   =============   ============





                    The accompanying notes are an integral
               part of these consolidated financial statements.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                         PREFERRED                         ADDITIONAL          RETAINED
                                                           STOCK       COMMON STOCK      PAID-IN CAPITAL       EARNINGS
                                                      -------------   --------------     ---------------      -----------
 BALANCE, December 31, 1994                              $   -           $1,792,741         $    -             $  925,239
    Issuance of 124,316 shares of common stock
        pursuant to stock option agreements                  -              496,000              -                 -
    Issuance of 2,000 shares of preferred stock and
        warrants covering 54,163 shares of common
        stock                                             1,725,000          -                  275,000            -
    Net income                                               -               -                   -                473,874
    Preferred stock dividends paid                           -               -                   -                (45,500)
    Common stock dividends paid                              -               -                   -               (212,430)
                                                         ----------      -----------      -------------       -----------
 BALANCE, December 31, 1995                               1,725,000       2,288,741             275,000         1,141,183

    Issuance of 800,058 shares of common stock               -            4,401,317              -                 -
    Issuance of 42,000 shares of common stock                -                   42             251,958            -
    Issuance of 40,000 shares of common stock to
        officers and employees, net of notes
        receivable of $240,000                               -                   40              -
    Issuance of 1,533,000 shares of common stock             -                1,533           7,911,657            -
    Payment for cancellation of warrant and options          -               -                 (975,000)           -

    Net income                                               -               -                   -                607,566
    Preferred stock dividends paid                           -               -                   -               (260,000)
    Common stock dividends paid                              -               -                   -                (31,506)
    Change from no par to $.001 par value of common
        stock                                                -           (6,688,522)          6,688,522            -
                                                         ----------      -----------      -------------       -----------
 BALANCE, December 31, 1996                              $1,725,000      $    3,151         $14,152,137        $1,457,243
                                                         ==========      ===========      =============       ===========





                    The accompanying notes are an integral
               part of these consolidated financial statements.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                        1996              1995
                                                                                    ------------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $   607,566       $   473,874
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, depletion, and amortization                                     387,116           305,216
          Undistributed earnings of affiliated companies                               (339,927)         (267,484)
          Deferred income taxes                                                         141,596            27,693
          Increase in accounts receivable                                              (180,903)         (322,611)
          Decrease (increase) in other current assets                                    66,720           (90,136)
          Decrease in other assets                                                       20,477            78,359
          (Decrease) increase in notes payable                                         (332,212)          582,212
          (Decrease) increase in accounts payable                                      (978,177)        1,692,954
          Increase (decrease) in other current liabilities                              190,145            (4,119)
                                                                                    ------------      -----------
                  Net cash provided by (used in) operating
                     activities                                                        (417,599)        2,475,958
                                                                                    ------------      -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (9,803,768)       (1,314,286)
    Issuance of notes receivable, net                                                    -             (3,721,911)
    Payments received on notes receivable                                               128,221            16,838
    Investment in joint venture                                                          -             (1,016,682)
                                                                                    ------------      -----------
                  Net cash used in investing activities                              (9,675,547)       (6,036,041)
                                                                                    ------------      -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                                        (2,731,952)         (181,222)
    Proceeds from new loans                                                           1,100,000         3,750,000
    Proceeds from issuance of common stock, net                                      12,566,547           496,000
    Proceeds from issuance of preferred stock, net                                       -              1,220,000
    Purchase of warrants and options                                                   (975,000)           -
    Payment of debt issuance costs                                                      (54,719)         (382,399)
    Establishment of financing reserve funds                                             -                (46,244)
    Dividends paid                                                                     (291,506)         (257,930)
                                                                                    ------------      -----------
                  Net cash provided by financing activities                           9,613,370         4,598,205
                                                                                    ------------      -----------
 NET INCREASE (DECREASE) IN CASH                                                       (479,776)        1,038,122

 CASH, beginning of year                                                              2,132,614         1,094,492
                                                                                    ------------      -----------
 CASH, end of year                                                                  $ 1,652,838       $ 2,132,614
                                                                                    ============      ===========
 SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                                   $ 1,282,705       $   656,833
                                                                                    ============      ===========
    Income taxes paid                                                               $    26,158       $    95,830
                                                                                    ============      ===========





                    The accompanying notes are an integral
               part of these consolidated financial statements.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995


  1. DESCRIPTION OF OPERATIONS:

Virginia Gas Company (the "Company") was organized in 1987 under the laws of the state of Delaware. The Company is an integrated natural gas company, with its storage, distribution, transmission and exploration operations located primarily in the southwestern counties of the Commonwealth of Virginia. All operations of the Company are components of the natural gas industry.

The Company's operations are subject to certain risks and uncertainties including, among others, the adequacy of future financing, the need for additional capital, dependence on major customers, and current and potential competitors with greater financial and marketing resources.

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for 1996 include the accounts of three wholly owned subsidiaries. The consolidated financial statements for 1995 include the accounts of one wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

INVESTMENT IN AFFILIATED COMPANIES

The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

Combined financial information as of December 31, 1996 and 1995, and for the years then ended, for investments in affiliated companies accounted for by the equity method is as follows.

                                                                       1996            1995
                                                                    ------------    -----------
 Current assets                                                      $ 2,386,057    $ 3,634,206
 Property and equipment, net                                          16,079,543     11,652,334
 Other assets                                                          4,917,958      5,173,286
                                                                    ------------    -----------
                                                                     $23,383,558    $20,459,826
                                                                    ============    ===========

 Current liabilities                                                 $ 2,941,557    $ 1,765,719
 Long-term debt payable to:
    Affiliated companies                                              11,390,406     11,025,263
    Third parties                                                         13,870         23,448
 Other liabilities                                                       551,686        339,210
 Stockholders' equity                                                  8,486,039      7,306,186
                                                                    ------------    -----------
                                                                     $23,383,558    $20,459,826
                                                                    ============    ===========

                                                                       1996            1995
                                                                    ------------    -----------
 Revenues                                                           $  5,008,509    $ 3,498,236
 Income before income taxes                                            1,030,079        821,876
 Net income                                                              679,853        534,968

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes natural gas sales and transmission revenues upon delivery of natural gas to the common pipeline carrier.

During the year ended December 31, 1995, the Company and Virginia Gas Storage Company revised their method of recording certain revenue. Prior to 1995, recognition of production and transmission revenues was deferred for three months after the actual production and transmission of natural gas had occurred, primarily to match the recognition of revenues with the period these revenues were distributed to working interest parties and royalty owners. The policy revision to record revenues on a current basis reflects the companies' ability to estimate net revenues on a current basis. This change is reflected on a prospective basis beginning in January 1995 and results in 15 months of production and transmission revenues being recognized in 1995. The effect of this change was to increase revenue and net income by $176,000 and $131,000, respectively, for the year ended December 31, 1995.

INCOME PER COMMON SHARE

Income per common share is computed using the weighted-average shares of common stock and dilutive common stock equivalents (options and warrants) outstanding during the respective periods. Net income available to common stockholders is net income less dividends on preferred stock. The number of weighted-average shares used in calculating income per common share was 1,637,576 and 695,669 for the years ended December 31, 1996 and 1995, respectively, after retroactive effect of 103.1667 per share stock split, as discussed in Note 9.

PROPERTY AND EQUIPMENT

The Company follows the successful efforts method of accounting for its natural gas exploration activities. Under this method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are expensed when incurred. All direct and certain indirect costs relating to property acquisition, successful exploratory wells, development costs, and support equipment and facilities are capitalized as the properties are obtained or the facilities are placed into service. Costs of exploratory wells are charged to expense if it is determined that proven reserves are not found.

Unproved gas properties that are individually significant are periodically assessed for impairment of value, with losses recognized at the time of impairment. The Company provides for depreciation, depletion, and amortization of its investment in producing gas properties on a units-of-production method. The remaining property and equipment is depreciated using the straight-line method over estimated useful lives, ranging from 5 to 30 years. Maintenance and repairs are charged to expense as incurred. Improvements and betterments are capitalized.

CAPITALIZED INTEREST

The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Interest capitalized totaled $290,398 and $92,851 for the years ended December 31, 1996 and 1995, respectively.

OTHER ASSETS

In conjunction with the 1995 issuance of the Buchanan County and the 1994 issuance of the Russell County and Buchanan County, Virginia, Natural Gas Facilities Revenue Bonds by the Industrial Development Authorities of the respective counties, reserve funds have been established by the trustee for each issuance. Amounts in the reserve funds will be used to make payments of principal and interest, whether at maturity, by acceleration, call for redemption, or otherwise, where trust funds accumulated by scheduled Company payments are insufficient to satisfy bond requirements. Such amounts are invested in debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. The Company records these investments at cost and recognizes related interest as earned. The carrying value of investments approximates market value.

Costs incurred in conjunction with financing transactions are amortized on a basis that approximates the effective interest method.

FUNDS HELD FOR FUTURE DISTRIBUTION

Revenues are collected by the Company as operator and marketer of the gas sold on behalf of the working interest parties and held for final distribution to them and to land owners. Until these funds are distributed, they are recorded as funds held for future distribution.

INCOME TAXES

Income taxes are accounted for using the asset-and-liability method. Under the asset-and-liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 balances to conform with the 1996 presentation.

  3. ACCOUNTS RECEIVABLE:

                                                                          1996          1995
                                                                      ------------    ---------
 Trade receivables                                                      $  451,436     $352,680
 Lease operating expenses receivable                                       145,528      143,349
 Joint-interest receivables                                                 64,098       32,798
 Due from affiliated companies                                             412,214      363,546
                                                                      ------------    ---------
                                                                        $1,073,276     $892,373
                                                                      ============    =========

The majority of the Company's accounts receivable are due from companies predominately involved in the marketing and distribution of oil and gas products.

  4. NOTES RECEIVABLE - AFFILIATED COMPANIES:

                                                                                            1996               1995
                                                                                      ------------         ------------
 Note receivable from Virginia Gas Distribution Company; interest receivable at 9%; principal payable in maturities of $4,000 to
    $263,000 from 1999 to 2020.                                                         $2,879,214           $2,879,214

 Note receivable from Virginia Gas Storage Company; interest receivable at 8.88%; principal payable in maturities of $12,000
    to $241,000 from 1995 to 2017.                                                       2,567,837            2,642,810

 Note receivable from Virginia Gas Distribution Company; interest receivable at 7.35%; principal payable in maturities of $17,000
    to $97,000 from 1996 to 2023.                                                        1,284,833            1,300,000

 Note receivable from Virginia Gas Storage Company; interest receivable at 7.35%; principal payable in maturities of $13,000
    to $77,000 from 1996 to 2023.                                                        1,018,580            1,030,603

 Note receivable from Virginia Gas Distribution Company; interest receivable at 8.88%; principal payable in maturities of $4,000
    to $84,000 from 1995 to 2017.                                                          892,457              918,515

 Note receivable from Virginia Gas Storage Company; interest receivable at 9%; principal payable in maturities of $1,000 to
    $77,000 from 1999 to 2020.                                                             842,697              842,697
                                                                                      ------------         ------------
                                                                                         9,485,618            9,613,839
 Less- Current portion                                                                    (114,556)            (127,886)
                                                                                      ------------         ------------
                                                                                        $9,371,062           $9,485,953
                                                                                      ============         ============

  5. PROPERTY AND EQUIPMENT:

                                                                      1996              1995
                                                                  ------------     ------------
 Storage properties                                                $11,311,486     $     -
 Pipelines                                                           2,338,410          677,925
 Producing properties                                                2,494,370        2,183,871
 Wells, pipelines, and storage properties in
     progress                                                          588,643        1,507,900
 Vehicles                                                              217,955          171,325
 Propane facilities                                                    165,756           -
 Building and improvements                                             150,898          135,966
 Office equipment                                                      221,685          134,245
 Well and pipeline equipment                                            32,093           31,882
                                                                  ------------     ------------
                                                                    17,521,296        4,843,114
 Less- Accumulated depreciation, depletion,
    and amortization                                                (1,177,816)        (813,977)
                                                                  ------------     ------------
                                                                   $16,343,480     $  4,029,137
                                                                  ============     ============

  6. INVESTMENT IN JOINT VENTURE:

Prior to February 29, 1996, the Company, in conjunction with a joint venture partner, was developing property in Saltville, Virginia, for use as a high rate, peaking storage facility. The Saltville facility will use caverns created in underground salt beds to store gas and is being designed to have an initial storage capacity of 450,000 MMBtu of working gas. The Company owned 50 percent of the joint venture and received a fee as compensation for management services provided during development of the project. The Company accounted for its investment using the equity method. On February 29, 1996, the Company purchased the interest of its joint venture partner and consolidated the entity as of that date. The Company continues to develop the property. (See Note 8 for a discussion of the financing of this purchase.) Operations at the Saltville facility commenced in August 1996.

  7. OTHER ASSETS:

                                                                      1996           1995
                                                                  ------------   ------------
 Deferred financing costs                                          $   455,350   $   453,858
 Restricted cash and investments- reserve funds                        116,809       109,612
 Other                                                                   5,150         2,874
                                                                  ------------   ------------
                                                                   $   577,309   $   566,344
                                                                  ============   ============

  8. LONG-TERM DEBT:

                                                                                           1996            1995
                                                                                       ------------    ------------
 Note payable to the Industrial Development Authority of Buchanan
    County, Virginia; interest payable monthly at 9%, beginning in
    February 1996; principal payable in maturities of $5,000 to
    $342,000 from 1999 to 2020.                                                         $ 3,750,000     $ 3,750,000

 Note payable to the Industrial Development Authority of Buchanan
    County, Virginia; interest payable monthly at an effective rate of
    8.88%, beginning in December 1994; principal payable in maturities
    of $20,000 to $386,000 from 1995 to 2017.                                             4,110,000           4,230,000

 Note payable to the Industrial Development Authority of Russell County,
    Virginia; interest payable monthly at an effective rate of 7.35%, beginning in February 1994; principal payable in maturities of
    $35,000 to $205,000 from 1996 to 2023.                                                2,717,917           2,750,000

 Note payable to Tenneco Energy Resources Corporation; interest at
    Morgan Guaranty prime rate plus 3%; payable in quarterly
    installments of principal plus interest through 1997.                                   975,000              -

 Note payable with interest at 7%; payable in monthly installments of principal and interest of $1,099; maturing in February 1999, with a final payment of $95,336 secured by an asset with a book value of
    $137,370 as of December 31, 1996                                                        107,283             112,639

 Note payable with interest at 9%; interest payable in semiannual
    installments, maturing October 2024                                                     100,000              -

 Note payable to the Industrial Development Authority of Washington
    County, Virginia with interest at 9.25%; payable in monthly installments of principal and interest of $2,872 through October
    1999; secured by an asset with a book value of $101,142 as of
    December 31, 1996                                                                        85,626              -

 Note payable to Virginia Gas Distribution Company; interest payable at
    9%; principal payable in maturities of $1,000 to $91,000 from 1999
    to 2020.                                                                              1,000,000              -

 Note payable to Virginia Gas Distribution Company; interest payable at
    7.35%; principal payable in maturities of $5,000 to $30,000 from
    1996 to 2023.                                                                           395,333             400,000

 Note payable to Virginia Gas Storage Company; interest payable at 8%;
    balance due December 1997.                                                               70,000              70,000

 Notes payable to Virginia Gas Storage Company; interest payable at 8%;
    as consideration for the issuance of common stock, due 1997.                             -                1,720,000

 Note payable to Virginia Gas Distribution Company; interest payable at
    8.5%; as consideration for the issuance of common stock, due 1997.                       -                   70,641

 Notes payable through 2001 with interest from 9% to 10.75%; secured by
    assets with a book value of $78,420 as of December 31, 1996.                             71,060              53,159
                                                                                       ------------         -----------
                                                                                         13,382,219          13,156,439
 Less- Current portion                                                                   (1,244,490)           (270,678)
                                                                                       ------------         -----------
 Long-term debt                                                                         $12,137,729         $12,885,761
                                                                                       ============         ===========

In December 1995, the Industrial Development Authority of Buchanan County, Virginia (the "Buchanan County Authority"), issued its Senior Subordinated Natural Gas Facilities Revenue Bonds Series 1995 with principal of $3,750,000. The bonds are payable from and are secured by a promissory note issued by the Company to the Buchanan County Authority. A portion of the proceeds was loaned to affiliated companies and is being used to extend existing natural gas distribution facilities in and around the town of Grundy, Virginia, and for related supporting pipeline gathering and storage facilities.

In January 1994, the Industrial Development Authority of Russell County, Virginia (the "Russell County Authority"), issued its Natural Gas Revenue Bond Series A and B with combined principal of $3,000,000. The bonds are payable from and are secured by a promissory note issued by the Company to the Russell County Authority. The proceeds were loaned by the Company to affiliated companies to construct a natural gas distribution facility in and around the town of Castlewood, Virginia, and for related supporting exploration and production, pipeline and storage facilities in the amount of $2,630,000 and to retire $370,000 of long-term debt.

In November 1994, the Buchanan County Authority issued its Natural Gas Revenue Bond Series A with principal of $4,250,000. The bonds are payable from and are secured by a promissory note issued by the Company to the Buchanan County Authority. The bonds were also issued in parity with the Russell County Bonds discussed above. A portion of the proceeds was loaned to affiliated companies and is being used to construct a natural gas distribution facility in and around the town of Grundy, Virginia, and for related supporting exploration and production, pipeline, and storage facilities.

On February 29, 1996, the Company purchased the interest of its joint venture partner in the development of the Saltville, Virginia, natural gas storage facility (see Note 6). The purchase price of the interest was $2,225,000, with consideration consisting of a $500,000 payment in March 1996 and the issuance of a promissory note for $1,725,000. Interest accrues at the Morgan Guaranty prime rate plus 3 percent. Quarterly installments of principal and interest were made during 1996. In December 1996 the Company, in accordance with terms of the Transfer Agreement and after providing adequate security to the lender, elected to pay the remaining principal in quarterly installments of principal and interest through 1997. The former joint venture partner retains the option to jointly develop with the Company on a 50-50 percent basis any additional storage caverns on the Saltville property.

As of December 31, 1996, principal payments on long-term debt for the next five years are as follows:

 1997                                                                                 $  1,244,490
 1998                                                                                      202,867
 1999                                                                                      356,189
 2000                                                                                      187,355
 2001                                                                                      256,345

Based upon the borrowing rates currently available to the Company for loans with similar terms and remaining maturities, the approximate fair value of long-term debt at December 31, 1996, is approximately $12,972,000.

  9. STOCKHOLDERS' EQUITY:

References to the common stock of the Company in these financial statements and in the accompanying notes reflect retroactive application of an increase in the number of authorized shares from 20,000 to 10,000,000 and a 103.1667 per share stock split, effected June 1996, by the shareholders of the Company. In conjunction with the stock split, the shareholders also implemented a super majority provision requiring the vote of 75 percent of the issued and outstanding shares entitled to vote on any matters involving an amendment to the certificate of incorporation or the bylaws; the merger, dissolution, reorganization, or recapitalization of the Company; or the sale of all or substantially all of the assets of the Company.

In October 1996, the Company completed an initial public offering of its common stock. The offering resulted in the issuance of an additional 1,533,000 common shares of the Company at $6 per share. In connection with the offering, the Company granted warrants to the underwriter to purchase, on a post-offering basis, 153,300 shares of the Company's common stock at a purchase price equal to 165 percent of the public offering price, or $9.90 per share. These warrants were registered with the initial public offering.

In September 1995, the Company issued for $2,000,000 cash consideration 2,000 shares of its Series A nonvoting preferred stock and warrants to purchase common stock equal to 6 percent of the then outstanding common stock of the Company (increasing 1 percent per year until September 29, 2000, and an additional 10 percent per year thereafter through September 29, 2003, if the preferred stock is not redeemed before then) all to one investment corporation. The Company can redeem the preferred stock at any time with five days' notice to the holder. The agreement under which the preferred stock and warrants were sold contains a number of covenants, including requiring the preferred stock purchaser's consent to certain transactions outside the ordinary course of business, environmental compliance, and compliance with covenants of other loan obligations. Dividends, whether declared or not, accrue on the preferred stock at 13 percent per annum and are payable monthly. The liquidation preference of the preferred stock is $2,000,000 plus unpaid dividends.

Subordinated indebtedness of the Company in the amount of $780,000 was paid from the proceeds of the preferred stock issuance during 1995, resulting in net cash proceeds to the Company of $1,220,000. In conjunction with the issuance of the subordinated indebtedness in April 1993, the Company issued a warrant entitling the lender to purchase 76,756 shares of the Company's common stock at $6.46 per share. The warrant is exercisable upon the earlier of repayment by the Company of the debenture; the entering into a contract for the sale of all or substantially all of the assets of the Company or any of its subsidiaries; a bona fide offer being made by any person for, or the sale in one or more related transactions of, more than 10 percent of the Company's then outstanding common stock, or 10 percent of any of its subsidiaries' then outstanding common stock; on February 28, 1998; the effective date of the first registration statement filed by the Company covering an underwritten offering of any of its securities to the general public; or the occurrence of an event of default under the terms of the financing agreement. The warrant expires on February 28, 2003. Concurrent with the issuance of the warrant, the Company has issued stock options to the lender to purchase a number of common shares sufficient for the lender to maintain 14 percent of the ownership of the Company's common stock on a fully diluted basis. The options grant the lender the right to purchase the common stock at 66 percent of issue price of any proposed common stock offerings and were exercisable subject to the terms described earlier. The options expire on February 28, 2003. In July 1996, the Company negotiated a release with the lender and paid $975,000 to the lender in exchange for the cancellation of the lender's warrant and options.

In May 1996, the Company completed a private placement for 800,058 shares of the Company's common stock, resulting in net proceeds to the Company of $4,401,317. All shares were sold to a single investor.

In August 1996, the Company sold 42,000 shares of common stock to an officer of the Company for $252,000 and made loans to eight employees totaling $240,000 related to the purchase of 40,000 shares of the Company's common stock.

In June 1996, the Company issued warrants on a pro rata basis to shareholders of record of the Company as of May 17, 1996, to purchase an aggregate of 735,686 shares of the Company's common stock at a purchase price equal to 165 percent of the planned public offering price per share of $6, or $9.90 per share. In conjunction with the terms of the agreement under which the preferred stock and warrants were sold, the Company issued, in June 1996, warrants to the preferred stockholder to purchase an aggregate of 54,163 shares of the Company's common stock at a purchase price equal to 165 percent of the planned public offering price per share of $6, or $9.90 per share.

10. STOCK OPTIONS:

The Company has granted certain management and directors stock options that allow the individual to purchase previously unissued common shares at a set price. The exercise prices of options granted approximate the estimated fair market value, as determined by the Board of Directors, of the Company's common stock as of the grant date. The Company is also obligated to grant options to certain members of management upon issuance of additional shares of the Company's common stock to ensure that these employees' portion of the Company's outstanding common stock will not become diluted. The Company's obligation is 2 percent of its common shares at December 31, 1996.

The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards, consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would not be materially different from amounts reported for the years ended December 31, 1996 and 1995.

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of .67 percent and risk free interest rate of approximately 6 percent for 1996 and 1995, and expected lives of approximately 3 and 4 years for the options granted in 1996 and 1995, respectively. All options were granted prior to the Company's initial public offering. Consequently, as permitted by SFAS No. 123, the Company has excluded volatility from its fair value computations.

Changes in the options outstanding during the years ended December 31, 1996 and 1995, were as follows:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                                  EXERCISE
                                                                                  PRICE PER
                                                                    SHARES          SHARE
                                                                  ---------      -----------
 Outstanding, December 31, 1994                                    139,894          $4.09
    Granted                                                         14,650          $8.72
    Exercised                                                     (124,316)         $3.99
    Expired                                                        (15,578)         $4.88
                                                                  ---------
 Outstanding, December 31, 1995                                     14,650          $8.72
    Granted                                                         70,004          $8.72
                                                                  ---------
 Outstanding, December 31, 1996                                     84,654          $8.72
                                                                  =========

As a result of the excess of exercise price over the share price during 1996, the Black-Scholes option-pricing model indicates that the fair value of options granted in 1996 is zero. The weighted-average fair value of options granted during 1995 was $1.95.

As of December 31, 1996, all outstanding options are exercisable, at an exercise price of $8.72, and expire in 1999.

11. COMMITMENTS AND CONTINGENT LIABILITIES:

Certain of the Company's leases require the Company to pay minimum royalties or rentals. The aggregate minimum royalty and rental payments on leases for the next five years are as follows:

 1997                                                                                  $  31,736
 1998                                                                                     31,546
 1999                                                                                     30,678
 2000                                                                                     29,828
 2001                                                                                     29,828

The Company is subject to various Federal, state, and local laws and regulations relating to the protection of the environment. The Company believes that it is in compliance with these laws and regulations and does not expect to incur significant capital expenditures in future years to maintain compliance.

12.  SALES TO MAJOR CUSTOMERS:

One of the Company's customers accounted for 31 percent of consolidated operating revenue for the year ended December 31, 1996.

13. INCOME TAXES:

The components of the provision for income taxes are as follows:

                                                                               1996         1995
                                                                           ----------   -----------
 Current:
    Federal                                                                  $ 10,231    $  30,996
    State                                                                        -           3,892
                                                                           ----------   -----------
                                                                               10,231       34,888
 Deferred:
    Federal                                                                   124,985       18,176
    State                                                                      16,611        9,517
                                                                           ----------   -----------
                                                                              141,596       27,693
                                                                           ----------   -----------
                                                                             $151,827    $  62,581
                                                                           ==========   ===========

The components of deferred tax assets and liabilities are as follows:

                                                                              1996         1995
                                                                           ----------   -----------
 Deferred tax assets:
    Minimum tax credit carryforwards                                         $104,609     $103,339
    Net operating loss carryforward                                            86,910        -
                                                                           ----------   -----------
           Total                                                              191,519      103,339
                                                                           ----------   -----------
 Deferred tax liabilities:
    Capital assets                                                            821,433      591,657
                                                                           ----------   -----------
           Net deferred tax liabilities                                      $629,914     $488,318
                                                                           ==========   ===========

The Company has no valuation allowances as of December 31, 1996 and there were no changes in the valuation allowance during the years ended December 31, 1996 or 1995.

A reconciliation of the tax provision at the statutory Federal income tax rate and the Company's actual provision for income tax is as follows:

                                                                               1996            1995
                                                                            ----------     -----------
 Tax at statutory rate of 34%                                                $258,194        $182,395
 Equity in earnings of affiliated companies                                  (115,576)        (90,945)
 State income taxes, less Federal benefit                                      10,963           7,030
 Statutory depletion in excess of cost
    depletion                                                                 (26,693)        (19,837)
 Other, net                                                                    24,939         (16,062)
                                                                            ----------     -----------
                                                                             $151,827        $ 62,581
                                                                            ==========     ===========

In addition, the Company has minimum tax credits that can be carried forward indefinitely to offset future regular tax. The aggregate amount of minimum tax credits available at December 31, 1996, is $104,609.

14. SUPPLEMENTARY INFORMATION ON NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED):

The following supplementary information regarding the gas producing activities of the Company is presented in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 69. The amounts shown include the Company's net working and royalty interests in all of its natural gas operations. The Company has no material investments in unproved properties.

NATURAL GAS RESERVES

Users of this information should be aware that the process of estimating quantities of proved and proved developed natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs makes these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

Proved reserves represent estimated quantities of natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.

Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made.

No major discovery or other favorable or adverse event subsequent to December 31, 1996 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

CAPITAL COSTS RELATING TO NATURAL GAS PRODUCING ACTIVITIES:

                                                                          1996              1995
                                                                      ------------        ----------
 Proved natural gas properties                                         $2,581,634         $2,573,132
 Support equipment and facilities                                          32,093             31,882
                                                                      -----------         ----------
                                                                        2,613,727          2,605,014
 Less - Accumulated depreciation, depletion and amortization             (668,526)          (520,649)
                                                                      ------------        -----------
 Net capitalized costs                                                 $1,945,201         $2,084,365
                                                                      ============        ===========

COSTS INCURRED IN NATURAL GAS ACTIVITIES:

                                                           1996           1995
                                                       ------------     -----------
 Proved property acquisition costs                     $        -       $   320,241

 Exploration costs                                            2,688           4,202
 Development costs                                            8,502         270,091
                                                       ------------     -----------
                                                       $     11,190      $  594,534
                                                       ============     ===========

RESULTS OF OPERATIONS FOR NATURAL GAS PRODUCING ACTIVITIES

The following table includes results solely from the production and sale of natural gas and changes for property impairments. It excludes general and administrative expenses and gains or losses on property dispositions. The income tax expense is calculated by applying the statutory tax rates to the revenues after deducting costs, which include depletion allowances and giving effect to permanent differences and tax credits.

                                                                              1996                1995
                                                                        ------------       ------------
 Revenues                                                               $   416,201        $   236,204
 Cost of natural gas sold                                                   (42,349)            (26,755)
 Exploration costs                                                           (2,688)             (4,202)
 Depreciation, depletion and amortization                                  (168,977)           (157,394)
 Revenue adjustment (see Note 2)                                            -                    72,992
                                                                        ------------       -------------
                                                                            202,187             120,845
 Income tax expense                                                         (43,287)            (21,876)
                                                                        ------------       -------------
 Results of operations                                                  $   158,900        $     98,969
                                                                        ============       =============

The revenue adjustment for 1995 relates to the Company's revision of its method of recording certain revenue, as discussed in Note 2.

NATURAL GAS RESERVES (UNAUDITED)

The following table presents the estimated natural gas reserves owned by the Company. This information includes the Company's royalty and working interest share of the reserves in southwestern Virginia. These reserves were estimated by the Company; however, by their nature they are subject to upward and downward revisions as additional information regarding fields and technology becomes available. All reserves are located in the United States.

NATURAL GAS
PROVED DEVELOPED AND UNDEVELOPED RESERVES (UNAUDITED):
(THOUSANDS OF CUBIC FEET/McF)


 December 31, 1994                                                           4,072,782
    Revisions of previous estimates                                         (1,401,793)
    Production                                                                (160,798)
    Purchase of reserves                                                       654,025
                                                                           ------------
 December 31, 1995                                                           3,164,216
    Revisions of previous estimates                                            160,830
    Production                                                                (161,995)
    Purchase of reserves                                                        -
                                                                           ------------
 December 31, 1996                                                           3,163,051
                                                                           ============

 Proved Developed Producing Reserves:
    December 31, 1995                                                        2,316,276
                                                                           ============
    December 31, 1996                                                        2,309,325
                                                                           ============

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The following information relating to proved natural gas reserves has been developed utilizing procedures prescribed by SFAS No. 69 and based on natural gas reserve and production volumes estimated by the engineering staff of the Company. It may be useful for certain comparison purposes but should not be relied upon solely in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are based on sales prices, cost rates, and statutory income tax rates in existence as of the date of the projection. It is expected that material revisions to some estimates of natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

                                                                        1996              1995
                                                                    -------------     ------------
                                                                             (Unaudited)
 Future cash inflows                                                 $10,870,114       $5,505,812
 Future production costs                                              (1,804,856)      (1,680,171)
 Future development costs                                               (196,300)        (242,889)
                                                                    -------------     ------------
 Future cash inflows before income taxes                               8,868,958        3,582,752
 Future income tax expense                                            (2,506,544)      (1,057,790)
                                                                    -------------     ------------
 Future net cash flows                                                 6,362,414        2,524,962
 10% annual discount for estimated timing of cash flows               (3,514,491)      (1,416,025)
                                                                    -------------     ------------
 Standardized measure of discounted future net cash flows             $2,847,923       $1,108,937
                                                                    =============     ============

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

                                                                         1996              1995
                                                                    -------------      ------------
                                                                             (Unaudited)
 Sales of natural gas, net of production costs                         $2,372,780          $244,799
 Development costs incurred during the period                              22,280           (56,189)
 Purchase of minerals-in-place                                             -                362,994
 Net change in income taxes                                              (656,074)         (168,055)
                                                                     -------------     -------------
 Net increase                                                           1,738,986           383,549
 Beginning of year                                                      1,108,937           725,388
                                                                     -------------     -------------
 End of year                                                           $2,847,923        $1,108,937
                                                                     =============     =============

15. EMPLOYMENT COMMITMENTS:

On May 23, 1996, the Company entered into a ten-year employment contract with its President and CEO (the "President"), which provides for an annual salary of $155,000. The contract provides for a bonus to be paid based upon 10 percent of the Company's pretax earnings on all amounts from $1,000,000 to $1,999,999 and 15 percent of the Company's pretax earnings on all amounts in excess of $2,000,000. The President's bonus for 1996 was $50,000. If the President is terminated by the Company for any reason other than for cause during the term of the employment contract, at the President's election, the Company would be obligated to purchase all or a portion of the shares held by him and his family (378,663 shares as of December 31, 1996) at a price equal to 150 percent of the market value of the Company's shares on the date of termination. In addition, the Company would be obligated to pay the President in a lump sum all salary amounts owed through the term of the employment agreement plus an additional $2,000,000.

16. SUBSEQUENT EVENT:

In February 1997, the Russell County Authority issued its Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. The bonds are payable from and are secured by a promissory note issued by the Company to the Russell County Authority. A portion of the proceeds was loaned to an affiliated company and is being used to construct a natural gas distribution facility in and around the town of Lebanon, Virginia, and for related supporting storage and pipeline facilities. The bonds bear interest at 9.5 percent and will mature in February 2017. Principal payments of $275,000 to $1,115,000 are due from 2003 to 2017.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In January, 1996 the Company retained Arthur Andersen LLP as its independent public accountants. Another auditor had served in this capacity since 1992. There were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures at the time of the change with respect to the Company's financial statements which, if not resolved to the former auditors' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. The former auditors' reports did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. Prior to retaining Arthur Andersen LLP, the Company had not consulted with Arthur Andersen LLP regarding accounting principles.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers and directors of the Company are as follows:

              NAME                   AGE                               POSITION
              ----                   ---                               --------
 Michael L. Edwards                   44      Chairman of the Board and President
 Karen K. Edwards                     39      Vice President, Secretary, Treasurer and Director
 Mark N. Witt                         38      Vice President of Strategic Planning
 Frank A. Merendino, Jr.              36      Vice President of Operations
 John D. Jessee                       36      Vice President and Chief Financial Officer
 Allan R. Poole, II                   50      Vice President and Director
 Lydia J. Sinemus                     26      Vice President
 Peter C. Einselen                    57      Director
 Charles A. Mills, III                50      Director

         MICHAEL L. EDWARDS. Mr. Edwards has served as President and Chairman of the Board of the Company since its formation in 1987. He also serves as President of each of the Subsidiaries and Affiliates. From 1983 to 1986 Mr. Edwards served as Executive Vice President and Director of Petroleum Development Corporation. He is the husband of Karen K. Edwards.

         KAREN K. EDWARDS. Ms. Edwards has served as Vice President, Secretary, Treasurer and Director of the Company since its formation in 1987. She also serves as Vice President and Secretary of each of the Subsidiaries and Affiliates. She is the wife of Michael L. Edwards.

         MARK N. WITT. Mr. Witt has served as Vice President of Strategic Planning since 1994. He also served as Director of the Company from 1994 to May 1996. From 1984 to 1994 Mr. Witt was employed as financial controller for global gas for British Petroleum Co., PLC. From 1980 to 1984 he was employed by KPMG Peat Marwick in Houston, Texas.

         FRANK A. MERENDINO, JR. Mr. Merendino has served as Vice President of Operations of the Company since 1991. He was employed by the Company as Engineering Manager in 1990. Mr. Merendino was employed as a production engineer by Equitable Resources Exploration from 1986 to 1990. He was employed from 1984 to 1986 as a petroleum engineer by Doran & Associates.

         JOHN D. JESSEE. Mr. Jessee has served as Vice President and Chief Financial Officer of the Company since 1995. He was employed by Eastman Chemical Company from 1994 to 1995. Mr. Jessee was employed by the Company as Controller from 1992 to 1994. He was employed as controller of the golf division of The United Company from 1989 to 1992. He was employed by Price Waterhouse from 1984 to 1989.

         ALLAN R. POOLE, II. Mr. Poole has served as Vice President of the Company since April 1996 and as a Director since September 1996. He served as Vice President of Penn Virginia Resources Corporation from 1989 to 1995. From 1978 to 1989 Mr. Poole was employed as regional manager of Cabot Oil & Gas Corporation. He was employed as a senior landman by Consolidated Gas Supply Corporation from 1971 to 1978.

         LYDIA J. SINEMUS. Ms. Sinemus was elected as a Vice President of the Company in September 1996. She has been with the Company since February 1993. Ms. Sinemus graduated in 1992 from East Tennessee State University with a B.S. in Geology and is currently working toward a Masters degree in Environmental Science.

         PETER C. EINSELEN. Mr. Einselen has served as a Director of the Company since May 1996. He has served as Senior Vice President of Anderson & Strudwick, Inc. since 1990. From 1983 to 1990, Mr. Einselen was employed by Scott & Stringfellow, Inc., Richmond, Virginia. He has been a member of the Board of Directors of American Industrial Loan Association since 1992.

         CHARLES A. MILLS, III. Mr. Mills has served as a Director of the Company since September 1996 and has been employed by Anderson & Strudwick, Inc. as a Senior Vice President since 1986. He served as Chairman of the Board of Anderson & Strudwick, Inc. from 1990 to 1992 and 1994 to the present. He has served as a director of Humphrey Hospitality Trust, Inc. since 1994.

ITEM 10. EXECUTIVE COMPENSATION

         The following table presents information concerning the annual and long-term compensation of the executive officers of the Company. This table presents compensation for services rendered in all capacities to the Company in 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE


                                                                    SECURITIES
    NAME AND PRINCIPAL                                              UNDERLYING           ALL OTHER
         POSITION           YEAR      SALARY (1)     BONUS (1)     OPTIONS (2)       COMPENSATION (3)

 Michael L. Edwards        1996        $150,000      $    727           -                 $ 2,889
   President/Chief         1995        $150,000          -              -                 $ 1,524
   Executive Officer       1994        $102,086      $ 20,661           -                 $ 3,000

 Mark N. Witt              1996        $ 82,500      $    655          19,764             $ 8,033
   Vice President of       1995        $ 82,500      $ 22,297          50,240             $ 1,913
   Strategic Planning      1994        $ 41,490      $    735          14,650             $   352

 Frank A. Merendino, Jr.   1996        $ 82,500      $ 26,429           -                 $ 6,496
   Vice President          1995        $ 82,500      $ 16,382           -                 $   422
   of Operations           1994        $ 75,000      $  8,728           -                 $ 1,174

 John D. Jessee            1996        $ 82,500      $ 25,628           -                 $ 7,074
   Vice President          1995        $ 31,250          -              -                    -
                           1994        $ 34,567      $  7,312           -                    -


------------------------

(1) Amounts include cash compensation earned and received by the named officers as well as amounts deferred under a 401(k) Savings Plan.
(2) See below for a description of outstanding options to purchase the Company's Common Stock.
(3) Amounts shown include Company contributions to a 401(k) Savings Plan, vehicle allowances and directors fees.


         Mark N. Witt, an officer of the Company, pursuant to an employment agreement dated January 16, 1995 and approved by the Company's Board of Directors on June 20, 1995, was granted an option to purchase 2% of the Company's outstanding Common stock at an exercise price of $8.72 per share. The option expires June 13, 1999.

EMPLOYMENT AGREEMENTS

         MICHAEL L. EDWARDS. On May 23, 1996, the Company entered into a ten year employment agreement with Michael L. Edwards which provides for an annual salary of $155,000. Mr. Edwards will also receive annual bonuses computed on the basis of 10% of the Company's pre-tax earnings on all amounts from $1,000,000 to $1,999,999 and 15% of the Company's pre-tax earnings on all amounts in excess of $2,000,000, provided his bonus for 1996 will be $50,000.

In the event Mr. Edwards' employment is terminated by the Company for any reason other than for cause during the term of the employment agreement, at the election of Mr. Edwards the Company will be obligated to purchase all or a portion of the shares held by him and/or his wife at a price equal to 150% of the market value of the Company's shares on the date of termination. In addition, the Company will be obligated to pay Mr. Edwards in a lump sum all salary amounts payable to Mr. Edwards through the term of the employment agreement plus an additional $2,000,000.

         MARK N. WITT. On January 16, 1995 the Company entered into a two-year employment agreement with Mr. Witt which provides for an annual salary of $82,500. Mr. Witt also received a one-time bonus of $15,000, tuition at a management training course offered by one of the major business schools within two years, a suitable four-wheel drive vehicle and a club membership. Mr. Witt also received the options described above.

         FRANK A. MERENDINO, JR. On November 21, 1994, the Company entered into an employment agreement with Mr. Merendino which provides for a base annual salary of $82,500. Mr. Merendino also received a suitable vehicle and a club membership. The Company also covers the cost of a $1,000,000 life insurance policy on Mr. Merendino's life. Mr. Merendino received options to purchase shares of the Company's common stock which were exercised prior to December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentages of shares of common stock held by the owners of more than five percent of the Company's issued and outstanding common stock as of December 31, 1996:

     NAME AND ADDRESS OF                                  AMOUNT OF
       BENEFICIAL OWNER                CLASS              OWNERSHIP          PERCENT OF CLASS
       ----------------                -----              ---------          ----------------
 Dr. James T. Martin                  Common               800,058                25.39%
 Tupenny House
 Tuckerstown, Bermuda

 Michael L. and Karen K.
  Edwards                             Common               378,663                12.02%
 200 East Main Street
 Abingdon, Virginia 24210

         The following table sets forth the number and percentage of shares of common stock held by each of the Company's directors and the executive officers and all executive officers and directors as a group as of December 31, 1996:

      NAME AND ADDRESS OF                                  AMOUNT OF
        BENEFICIAL OWNER                CLASS              OWNERSHIP        PERCENT OF CLASS
        ----------------                -----              ---------        ----------------
 Michael L. and Karen K.               Common               378,663              12.02%
   Edwards
 200 East Main Street
 Abingdon, Virginia 24210

 Allan R. Poole, II                    Common               57,000                1.81%
 1032 Hanover Court
 Kingsport, Tennessee  37660

 Frank A. Merendino, Jr.               Common               30,371                0.96%
 135 Douglas Lane
 Bristol, Tennessee  37620

 Mark N. Witt                          Common                8,396                0.27%
 288 Clubhouse Drive
 Abingdon, Virginia  24211

 John D. Jessee                        Common                4,200                0.13%
 152 Kennedy Drive
 Lebanon, Virginia  24266

 Lydia J. Sinemus                      Common                1,000                0.03%
 200 East Main Street
 Abingdon, Virginia  24210

 Peter C. Einselen                     Common                5,000                0.16%
 1 King Street
 St. Augustine, Florida
 32084

 Charles A. Mills, III                 Common                2,000                0.06%
 3 Commercial Place, Suite
 100
 Norfolk Southern Tower
 Norfolk, Virginia  23510

 All executive officers and
  directors as a group                 Common               486,630              15.44%

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Mills, Chairman of the Board of Anderson & Strudwick, Inc. ("A&S"), and Mr. Einselen, Senior Vice President of A&S, both serve as directors of the Company. Mr. Mills and Mr. Einselen each receive $2,500 for each quarterly meeting of the Board of Directors they attend.

         A&S served as underwriter in the Company's initial public offering of its common stock, completed in October 1996. In connection with the offering, A&S received a fee of $735,840.

Pursuant to the May 1996 private placement of 800,058 shares of common stock described herein, A&S received a fee of $348,028.

         As additional underwriting compensation, at the completion of the initial public offering of the Company's stock, the Company sold to A&S, at a purchase price of $.001 per warrant, warrants to purchase 153,300 shares of the Company's common stock. The warrants, which may be exercised beginning August 3, 1997, expire on October 4, 2001.

         A&S has also served as underwriter for four tax exempt bond issues in the amounts of $3,000,000, $4,250,000, $3,750,000 and $9,100,000, respectively, offered by the Industrial Development Authorities of Russell and Buchanan Counties, Virginia, in which the Company participated. A&S receives a fee equal to 0.125% of the outstanding principal amount of the bonds.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included:


       EXHIBIT                                   DESCRIPTION OF EXHIBIT
       -------                                   ----------------------
         3.1      Amended and Restated Certificate of Incorporation (incorporated by reference to
                  Exhibit 3.1 to Virginia Gas Company's Registration Statement, Registration No.
                  333-5362-NY).
         3.2      Bylaws (incorporated by reference to Exhibit 3.2 to Virginia Gas Company's
                  Registration Statement, Registration No. 333-5362-NY).
         4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to
                  Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         4.2      Warrant to Anderson & Strudwick, Incorporated (incorporated by reference to
                  Exhibit 4.2 to Virginia Gas Company's Registration Statement, Registration No.
                  333-5362-NY).
         4.3      Shareholder "Lock-Up" Agreement (incorporated by reference to Exhibit 4.3 to
                  Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         9.1      Shareholders' Agreement and Voting Trust (incorporated by reference to Exhibit 9.1 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.1     Series A Preferred Stock Securities Purchase Agreement by and between Virginia Gas
                  Company and Sirrom Capital Corporation (incorporated by reference to Exhibit 10.1 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.2     Stock Purchase Warrant issued by Virginia Gas Company to Sirrom Capital
                  Corporation (incorporated by reference to Exhibit 10.2 to Virginia Gas Company's
                  Registration Statement, Registration No. 333-5362-NY).
         10.3     Placement Agreement between Virginia Gas Company and Anderson & Strudwick,
                  Incorporated (incorporated by reference to Exhibit 10.3 to Virginia Gas Company's
                  Registration Statement, Registration No. 333-5362-NY).
         10.4     Employment Agreement between Virginia Gas Company and Frank A. Merendino, Jr.
                  (incorporated by reference to Exhibit 10.4 to Virginia Gas Company's Registration
                  Statement, Registration No. 333-5362-NY).
         10.5     Employment Agreement between Virginia Gas Company and Mark N. Witt (incorporated by reference to Exhibit 10.5 to Virginia Gas Company's Registration Statement,
                  Registration No. 333-5362-NY).
         10.6     Employment Agreement between Virginia Gas Company and Michael L. Edwards
                  (incorporated by reference to Exhibit 10.6 to Virginia Gas Company's Registration
                  Statement, Registration No. 333-5362-NY).
         10.7     Lease Agreement between J.D. Morefield, et.al. and Virginia Gas Company
                  (incorporated by reference to Exhibit 10.7 to Virginia Gas Company's Registration
                  Statement, Registration No. 333-5362-NY).
         10.8     Firm Gas Storage Agreement between Virginia Gas Storage Company and Roanoke Gas
                  Company (incorporated by reference to Exhibit 10.8 to Virginia Gas Company's
                  Registration Statement, Registration No. 333-5362-NY).

       EXHIBIT                                   DESCRIPTION OF EXHIBIT
       -------                                   ----------------------
         10.9     Firm Storage Service Agreement between Virginia Gas Storage Company and
                  Powell-Clinch Utility District (incorporated by reference to Exhibit 10.9 to
                  Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
        10.10     Firm Storage Service Agreement between Virginia Gas Storage Company and the Public
                  Utility District of Jefferson and Cocke Counties, Tennessee (incorporated by reference to Exhibit 10.10 to Virginia Gas Company's Registration Statement,
                  Registration No. 333-5362-NY).
        10.11     Gas Storage Agreement between Virginia Gas Storage Company and United Cities Gas
                  Company (incorporated by reference to Exhibit 10.11 to Virginia Gas Company's
                  Registration Statement, Registration No. 333-5362-NY).
        10.12     Firm Gas Storage Agreement between Virginia Gas Storage Company and Knoxville
                  Utilities Board (incorporated by reference to Exhibit 10.12 to Virginia Gas
                  Company's Registration Statement, Registration No. 333-5362-NY).
        10.13     Winter Service Firm Natural Gas Sales Agreement between Virginia Gas Storage
                  Company and Knoxville Utilities Board (incorporated by reference to Exhibit 10.13 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
        10.14     Agreement for Construction, Ownership and Operation of the Haysi Gathering System
                  between Virginia Gas Storage Company and Penn Virginia Resources Corporation
                  (incorporated by reference to Exhibit 10.14 to Virginia Gas Company's Registration
                  Statement, Registration No. 333-5362-NY).
        10.15     Interruptible Gathering Service Agreement between Columbia Gas Transmission
                  Corporation and Virginia Gas Storage Company (incorporated by reference to Exhibit
                  10.15 to Virginia Gas Company's Registration Statement, Registration No.
                  333-5362-NY).
        10.16     Transfer Agreement between Virginia Gas Company and Tenneco Energy Resources
                  Corporation (incorporated by reference to Exhibit 10.16 to Virginia Gas Company's
                  Registration Statement, Registration No. 333-5362-NY).
 *      10.17     Amendment to Transfer Agreement between Virginia Gas Company and Tenneco Energy
                  Marketing Company, successor-in-interest to Tenneco Energy Resources Corporation
        10.18     Promissory Note in principal amount of $1,725,000 in favor of Tenneco Energy
                  Resources Corporation (incorporated by reference to Exhibit 10.17 to Virginia Gas
                  Company's Registration Statement, Registration No. 333-5362-NY).
        10.19     United Cities Contract (incorporated by reference to Exhibit 10.18 to Virginia Gas
                  Company's Registration Statement, Registration No. 333-5362-NY).
        10.20     Pipeline Balancing Agreement between East Tennessee Natural Gas Company and
                  Virginia Gas Pipeline Company (incorporated by reference to Exhibit 10.19 to
                  Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
        10.21     Warrant to Shareholders (incorporated by reference to Exhibit 10.20 to Virginia
                  Gas Company's Registration Statement, Registration No. 333-5362-NY).
 *      10.22     Firm Storage Service Agreement between Virginia Gas Storage Company and Sevier
                  County Utility District
 *      10.23     Firm Storage Service Agreement between Virginia Gas Storage Company and Natural
                  Gas Utility District of Hawkins County
 *      10.24     Firm Storage Service Agreement between Virginia Gas Pipeline Company and Citizens
                  Gas Utility District

       EXHIBIT                                   DESCRIPTION OF EXHIBIT
       -------                                   ----------------------
 *      10.25     Firm Gas Storage Agreement between Virginia Gas Pipeline Company and Knoxville
                  Utilities Board
 *       21.1     Subsidiaries and Affiliates of Virginia Gas Company
 *       27.1     Financial Data Schedule
 *       99.1     Financial Statements of Virginia Gas Storage Company
                   Report of Independent Public Accountants
                   Balance Sheets
                   Statements of Income
                   Statements of Stockholders' Equity
                   Statements of Cash Flows
                   Notes to Financial Statements
 *       99.2     Financial Statements of Virginia Gas Distribution Company
                   Report of Independent Public Accountants
                   Balance Sheets
                   Statements of Income
                   Statements of Stockholders' Equity
                   Statements of Cash Flows
                   Notes to Financial Statements

------------
*   Filed herewith

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.


VIRGINIA GAS COMPANY
(Registrant)



By  /s/  MICHAEL L. EDWARDS
   -------------------------------
   Michael L. Edwards
   President, Chief Executive Officer and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.


/s/  JOHN D. JESSEE               Vice President and Chief Financial Officer
--------------------------
     John D. Jessee


/s/  JAMES R. EDMONDSON           Corporate Controller (Principal Accounting Officer)
--------------------------
     James R. Edmondson


/s/  ALLAN R. POOLE, II           Vice President and Director
--------------------------
     Allan R. Poole, II


/s/  KAREN K. EDWARDS             Corporate Secretary and Director
--------------------------
     Karen K. Edwards