Form 10QSB
period 1997-03-31
VIRGINIA GAS CO
filed 1997-05-15
CIK 903689

                UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

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

[ x ]  Yes       [   ]  No

                              VIRGINIA GAS COMPANY

                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

 ITEM                                                                                                               PAGE
NUMBER                                        PART I - FINANCIAL INFORMATION                                       NUMBER
------                                                                                                             ------
   1       Financial Statements:

           Virginia Gas Company and Subsidiaries
            Consolidated Balance Sheets at March 31, 1997 (Unaudited) and December 31, 1996                           3
            Consolidated Statements of  Income (Unaudited) for the Three Months Ended March 31, 1997 and
              1996                                                                                                    4
            Consolidated Statements of  Cash Flows (Unaudited) for the Three Months Ended March 31, 1997 and
              1996                                                                                                    5
            Notes to Consolidated Financial Statements                                                                6

           Virginia Gas Storage Company
            Balance Sheets at March 31, 1997 (Unaudited) and December 31, 1996                                        7
            Statements of Income (Unaudited) for the Three Months Ended March 31, 1997 and 1996                       8
            Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1997 and 1996                   9
            Notes to Financial Statements                                                                            10

           Virginia Gas Distribution Company
            Balance Sheets at March 31, 1997 (Unaudited) and December 31, 1996                                       11
            Statements of Income (Unaudited) for the Three Months Ended March 31, 1997 and 1996                      12
            Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1997 and 1996                  13
            Notes to Financial Statements                                                                            14

   2       Management's Discussion and Analysis of Financial Condition and Results of Operations                     15

                                               PART II - OTHER INFORMATION

   4       Submission of Matters to a Vote of Security Holders                                                       19

   6       Exhibits and Reports on Form 8-K                                                                          19

           List of Exhibits                                                                                          20

           Signature                                                                                                 21

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         1997            1996
                                                                                    -------------    ------------
                                                                                     (unaudited)
 CURRENT ASSETS:
    Cash                                                                              $ 1,250,398     $ 1,652,838
    Accounts receivable                                                                 2,062,581       1,073,276
    Notes receivable                                                                      116,667         114,556
    Other current assets                                                                  153,325         134,862
                                                                                    -------------    ------------
                  Total current assets                                                  3,582,971       2,975,532

 PROPERTY AND EQUIPMENT, net                                                           17,604,936      16,343,480

 INVESTMENT IN AFFILIATED COMPANIES                                                     4,337,459       4,243,020

 NOTES RECEIVABLE - AFFILIATED COMPANIES                                               12,986,277       9,371,062

 OTHER ASSETS                                                                           1,460,364         577,309
                                                                                    -------------    ------------
                  Total assets                                                        $39,972,007     $33,510,403
                                                                                    =============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Notes payable                                                                     $   250,000     $   250,000
    Current portion of long-term debt                                                     274,879       1,244,490
    Accounts payable                                                                    1,484,011       1,197,555
    Funds held for future distribution                                                    594,303         544,475
    Other current liabilities                                                             178,698         168,709
                                                                                    -------------    ------------
                  Total current liabilities                                             2,781,891       3,405,229

 LONG-TERM DEBT                                                                        21,069,317      12,137,729

 DEFERRED INCOME TAXES                                                                    706,471         629,914
                                                                                    -------------    ------------
                  Total liabilities                                                    24,557,679      16,172,872
                                                                                    -------------    ------------

 STOCKHOLDERS' EQUITY:
    Preferred stock - No par, 2,000 shares authorized, zero
        (unaudited) and 2,000 shares issued and outstanding as of
        March 31, 1997 and December 31, 1996, respectively                                 -           1,725,000
    Common stock - par value $.001, 10,000,000 shares authorized,
        3,204,906 (unaudited) and 3,150,744 shares issued and
        outstanding as of March 31, 1997 and December 31, 1996,
        respectively                                                                        3,205           3,151
    Additional paid-in capital                                                         13,751,471      14,152,137
    Retained earnings                                                                   1,659,652       1,457,243
                                                                                    -------------    ------------
                  Total stockholders' equity                                           15,414,328      17,337,531
                                                                                    -------------    ------------
                  Total liabilities and stockholders' equity                          $39,972,007     $33,510,403
                                                                                    =============    ============


                     VIRGINIA GAS COMPANY AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                                  FOR THE THREE MONTHS
                                                                                                      ENDED MARCH 31,
                                                                                                 1997               1996
                                                                                             -----------         ----------
 REVENUE:
    Operating revenue                                                                        $ 1,882,645         $  243,706
    Interest and other income                                                                    256,820            267,983
                                                                                             -----------         ----------
                                                                                               2,139,465            511,689
                                                                                             -----------         ----------
 EXPENSES:
    Production expenses                                                                           36,625             22,480
    Purchased gas expense                                                                         20,659             -
    Operation and maintenance expense                                                            100,466             -
    Cost of natural gas sold                                                                     944,767             -
    Depreciation, depletion, and amortization                                                    166,196             68,328
    General and administrative                                                                   215,131            132,340
                                                                                             -----------         ----------
                                                                                               1,483,844            223,148
                                                                                             -----------         ----------

 OTHER EXPENSE:
    Interest                                                                                     317,822            255,621
    Other                                                                                         31,313              1,009
                                                                                             -----------         ----------
                                                                                                 349,135            256,630
                                                                                             -----------         ----------

 INCOME BEFORE EARNINGS OF AFFILIATED COMPANIES AND
    INCOME TAXES                                                                                 306,486             31,911

 EQUITY IN EARNINGS OF AFFILIATED COMPANIES                                                       94,439            136,666
                                                                                             -----------         ----------

 INCOME BEFORE INCOME TAXES                                                                      400,925            168,577

 PROVISION FOR INCOME TAXES                                                                      102,076              5,468
                                                                                             -----------         ----------

 NET INCOME                                                                                  $   298,849         $  163,109
                                                                                             ===========         ==========

 PREFERRED DIVIDENDS PAID                                                                    $   (57,055)        $  (65,000)
                                                                                             ===========         ==========

 NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                                 $   241,794         $   98,109
                                                                                             ===========         ==========

 NET INCOME PER COMMON SHARE                                                                 $       .08         $      .12
                                                                                             ===========         ==========

 WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                                    3,188,659            808,509
                                                                                             ===========         ==========

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                             FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                            1997               1996
                                                                                         -----------       -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                           $   298,849       $   163,109
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion, and amortization                                          166,196            68,328
          Undistributed earnings of affiliated companies                                     (94,439)         (136,666)
          Deferred income taxes                                                               76,557            14,160
          Increase in accounts receivable                                                   (989,305)          (99,848)
          (Increase) decrease in other current assets                                        (18,463)           64,946
          Decrease (increase) in other assets                                                107,937            (2,987)
          Decrease in notes payable                                                           -               (182,212)
          Increase (decrease) in accounts payable                                            286,456        (1,673,137)
          Increase in other current liabilities                                               59,817           466,727
                                                                                         -----------       -----------
                  Net cash used in operating activities                                     (106,395)       (1,317,580)
                                                                                         -----------       -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (1,393,235)       (1,101,997)
    Issuance of notes receivable                                                          (3,650,000)           -
    Payments received on notes receivable                                                     32,674            30,202
                                                                                         -----------       -----------
                  Net cash used in investing activities                                   (5,010,561)       (1,071,795)
                                                                                         -----------       -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                                             (1,164,664)          (97,821)
    Proceeds from new loans                                                                9,100,000         1,000,000
    Redemption of preferred stock                                                         (2,000,000)           -
    Payment of issuance costs                                                               (125,612)           -
    Payment of debt issuance costs                                                          (440,018)          (49,274)
    Establishment of financing reserve fund                                                 (558,750)           -
    Dividends paid                                                                           (96,440)          (65,000)
                                                                                         -----------       -----------
                  Net cash provided by financing activities                                4,714,516           787,905
                                                                                         -----------       -----------

 NET DECREASE IN CASH                                                                       (402,440)       (1,601,470)

 CASH, beginning of period                                                                 1,652,838         2,132,614
                                                                                         -----------       -----------

 CASH, end of period                                                                     $ 1,250,398          $531,144
                                                                                         ===========       ===========
 SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                                        $   370,804       $   251,047
                                                                                         ===========       ===========
    Income taxes paid                                                                    $         -       $       158
                                                                                         ===========       ===========

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Company (the "Company"). Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

The consolidated financial statements for 1996 include the accounts of three wholly-owned subsidiaries. The unaudited consolidated financial statements for 1997 include the accounts of four wholly-owned subsidiaries. The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

In February 1997, the Industrial Development Authority of Russell County, Virginia issued its Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. The bonds are payable from and are secured by a promissory note issued by the Company to the Russell County Authority. A portion of the proceeds was loaned to an affiliated company and is being used to construct a natural gas distribution facility in and around the town of Lebanon, Virginia, and for related supporting storage and pipeline facilities. The bonds bear interest at 9.5 percent and will mature in February 2017. Principal payments of $275,000 to $1,115,000 are due from 2003 to 2017.

In February 1997, the Company redeemed the outstanding 2,000 shares of its Series A nonvoting preferred stock for the liquidation price of $2,000,000 plus unpaid dividends of $35,389.

In January 1997, the Company's wholly-owned subsidiary, Virginia Gas Marketing Company, began marketing natural gas services. These services currently include the marketing of natural gas and are later expected to include natural gas storage services. The initial source of natural gas supply will be provided by Company-operated wells and initial future storage services will be provided by facilities operated by the Company and/or its affiliated companies. Sales of natural gas during the first quarter of 1997 totaled $1,067,000 on sales volumes of 348,000 MMBtu.

                          VIRGINIA GAS STORAGE COMPANY

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        1997             1996
                                                                                     ------------    ------------
                                                                                      (unaudited)
 CURRENT ASSETS:
    Cash                                                                             $    498,552     $   148,619
    Accounts receivable                                                                 1,031,366       1,233,227
    Notes receivable                                                                       70,000         570,000
    Other current assets                                                                   28,655          85,369
                                                                                     ------------    ------------
                  Total current assets                                                  1,628,573       2,037,215

 PROPERTY AND EQUIPMENT, net                                                           14,255,424      13,323,883

 OTHER ASSETS                                                                             960,559         956,099
                                                                                     ------------    ------------
                  Total assets                                                        $16,844,556     $16,317,197
                                                                                     ============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Current portion of long-term debt                                                $    106,395    $    104,915
    Accounts payable                                                                    1,416,725       2,193,010
    Other current liabilities                                                             245,844         108,929
                                                                                     ------------    ------------
                  Total current liabilities                                             1,768,964       2,406,854

 LONG-TERM DEBT                                                                         7,354,780       6,386,212

 DEFERRED INCOME TAXES                                                                    591,970         551,686
                                                                                     ------------    ------------
                  Total liabilities                                                     9,715,714       9,344,752
                                                                                     ------------    ------------
 STOCKHOLDERS' EQUITY:
    Common stock - no par value, 50,000 shares authorized, 38,200
        (unaudited) shares issued and outstanding as of March 31,
        1997; no par value, 50,000 shares authorized, 38,200
        issued and outstanding as of December 31, 1996                                  5,640,000       5,640,000
    Retained earnings                                                                   1,488,842       1,332,445
                                                                                     ------------    ------------
                  Total stockholders' equity                                            7,128,842       6,972,445
                                                                                     ------------    ------------
                  Total liabilities and stockholders' equity                         $ 16,844,556     $16,317,197
                                                                                     ============    ============

                          VIRGINIA GAS STORAGE COMPANY

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            1997           1996
                                                                                         -----------    -----------
 REVENUE:
    Operating revenue                                                                    $ 1,408,752    $ 1,329,797
    Interest income                                                                           18,614         64,143
                                                                                         -----------    -----------
                                                                                           1,427,366      1,393,940
                                                                                         -----------    -----------
 EXPENSES:
    Production expenses                                                                       59,857         72,379
    Purchased gas expense                                                                    509,042        635,296
    Operation and maintenance expense                                                        223,314         55,485
    Depreciation, depletion, and amortization                                                128,195         88,980
    General and administrative                                                               155,825        110,739
                                                                                         -----------    -----------
                                                                                           1,076,233        962,879
                                                                                         -----------    -----------

 OTHER EXPENSE:
    Interest                                                                                  77,367         43,155
    Other                                                                                     36,801          8,314
                                                                                         -----------    -----------
                                                                                             114,168         51,469
                                                                                         -----------    -----------

 INCOME BEFORE INCOME TAXES                                                                  236,965        379,592

 PROVISION FOR INCOME TAXES                                                                   80,568        129,061
                                                                                         -----------    -----------

 NET INCOME                                                                              $   156,397    $   250,531
                                                                                         ===========    ===========
 VIRGINIA GAS COMPANY'S EQUITY IN VIRGINIA GAS
    STORAGE COMPANY'S EARNINGS                                                           $    78,198    $   125,266
                                                                                         ===========    ===========

                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                             FOR THE THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                             1997              1996
                                                                                         -----------       -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                           $   156,397       $   250,531
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion, and amortization                                          128,195            88,980
          Deferred income taxes                                                               80,891            53,119
          Decrease in accounts receivable                                                    201,861           366,561
          Decrease (increase) in other current assets                                         56,714           (55,463)
          Increase in other assets                                                            (8,377)          (11,464)
          (Decrease) increase in accounts payable                                           (776,285)          207,095
          Increase in other current liabilities                                               96,308            36,405
                                                                                         -----------       -----------
                  Net cash (used in) provided by operating
                     activities                                                              (64,296)          935,764
                                                                                         -----------       -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (1,055,819)       (1,302,264)
    Payments received on notes receivable                                                    500,000            50,000
                                                                                         -----------       -----------
                  Net cash used in investing activities                                     (555,819)       (1,252,264)
                                                                                         -----------       -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                                                (29,952)          (28,144)
    Proceeds from new loans                                                                1,000,000           500,000
                                                                                         -----------       -----------
                  Net cash provided by financing activities                                  970,048           471,856
                                                                                         -----------       -----------

 NET INCREASE IN CASH                                                                        349,933           155,356

 CASH, beginning of period                                                                   148,619           297,486
                                                                                         -----------       -----------

 CASH, end of period                                                                     $   498,552       $   452,842
                                                                                         ===========       ===========
 SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                                        $   166,083       $   175,382
                                                                                         ===========       ===========
    Income taxes paid                                                                    $    17,635       $    39,024
                                                                                         ===========       ===========

                          VIRGINIA GAS STORAGE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Storage Company. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

In February 1997, the Industrial Development Authority of Russell County, Virginia issued its Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. A portion ($1,000,000) of the proceeds was loaned to Virginia Gas Storage Company by an affiliated company which will be used to construct natural gas storage facilities. The bonds bear interest at 9.5 percent and will mature in February 2017. Principal payments of $30,000 to $123,000 are due from 2003 to 2017.

                       VIRGINIA GAS DISTRIBUTION COMPANY

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                         1997           1996
                                                                                   --------------   -------------
                                                                                      (unaudited)
 CURRENT ASSETS:
    Cash                                                                              $ 1,424,217      $   16,166
    Accounts receivable                                                                   660,131         151,752
    Current portion of notes receivable                                                    26,356          26,004
    Other current assets                                                                  102,038         154,920
                                                                                   --------------   -------------
                  Total current assets                                                  2,212,742         348,842

 PROPERTY AND EQUIPMENT, net                                                            3,318,165       2,755,660

 NOTES RECEIVABLE                                                                       4,370,557       3,413,066

 DEFERRED TAX ASSET                                                                        -                1,995

 OTHER ASSETS                                                                             953,108         546,798
                                                                                   --------------   -------------
                  Total assets                                                        $10,854,572      $7,066,361
                                                                                   ==============   =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Current portion of long-term debt                                                 $    39,815      $   39,240
    Accounts payable                                                                      547,636         462,095
    Other current liabilities                                                              49,755          33,368
                                                                                   --------------   -------------
                  Total current liabilities                                               637,206         534,703

 LONG-TERM DEBT                                                                         8,656,551       5,018,064

 DEFERRED INCOME TAXES                                                                     14,739          -
                                                                                   --------------   -------------
                  Total liabilities                                                     9,308,496       5,552,767
                                                                                   --------------   -------------
 STOCKHOLDERS' EQUITY:
    Common stock - no par value, 100,000 shares authorized,
        75,000 (unaudited) shares issued and outstanding as of
        March 31, 1997; no par value, 75,000 issued and
        outstanding as of December 31, 1996                                             1,500,000       1,500,000
    Retained earnings                                                                      46,076          13,594
                                                                                   --------------   -------------
                  Total stockholders' equity                                            1,546,076       1,513,594
                                                                                   --------------   -------------
                  Total liabilities and stockholders' equity                          $10,854,572      $7,066,361
                                                                                   ==============   =============

                       VIRGINIA GAS DISTRIBUTION COMPANY

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                            1997           1996
                                                                                         -----------   ------------
 REVENUE:
    Operating revenue                                                                    $   220,084   $    158,914
    Interest income                                                                           96,422         78,212
    Other income                                                                              21,844         17,611
                                                                                         -----------   ------------
                                                                                             338,350        254,737
                                                                                         -----------   ------------
 EXPENSES:
    Purchased gas expense                                                                    120,530         77,164
    Operation and maintenance expense                                                         18,955          8,991
    Depreciation, depletion, and amortization                                                 23,149         17,419
    General and administrative                                                                31,104         27,322
                                                                                         -----------   ------------
                                                                                             193,738        130,896
                                                                                         -----------   ------------
 OTHER EXPENSE:
    Interest                                                                                  86,778         82,848
    Other                                                                                      8,618          6,448
                                                                                         -----------   ------------
                                                                                              95,396         89,296
                                                                                         -----------   ------------
 INCOME BEFORE INCOME TAXES
                                                                                              49,216         34,545

 PROVISION FOR INCOME TAXES                                                                   16,734         11,745
                                                                                         -----------   ------------

 NET INCOME                                                                              $    32,482   $     22,800
                                                                                         ===========   ============
 VIRGINIA GAS COMPANY'S EQUITY IN VIRGINIA GAS
    DISTRIBUTION COMPANY'S EARNINGS                                                      $    16,241   $     11,400
                                                                                         ===========   ============

                       VIRGINIA GAS DISTRIBUTION COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                            1997               1996
                                                                                        -------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                   $      32,482       $     22,800
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion, and amortization                                            23,149             17,419
          Deferred income taxes                                                                16,734                530
          Increase in accounts receivable                                                    (508,379)            (4,142)
          Decrease in affiliated company receivable                                            -               1,562,500
          Decrease in other current assets                                                     52,882             61,722
          Increase in other assets                                                             (4,723)            (1,680)
          Increase (decrease) in accounts payable                                              85,541           (142,315)
          Increase (decrease) in other current liabilities                                     16,387            (59,037)
                                                                                        -------------       ------------
                  Net cash (used in) provided by operating
                     activities                                                              (285,927)         1,457,797
                                                                                        -------------       ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                     (583,239)          (147,823)
    Loans made to affiliated companies                                                     (1,000,000)        (1,500,000)
    Payments received on notes receivable                                                      42,157             10,727
                                                                                        -------------       ------------
                  Net cash used in investing activities                                    (1,541,082)        (1,637,096)
                                                                                        -------------       ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                                                 (10,938)            (9,496)
    Proceeds from new loans                                                                 3,650,000             -
    Payment of financing costs                                                                (75,502)            -
    Establishment of financing reserve fund                                                  (328,500)            -
                                                                                        -------------       ------------
                  Net cash provided by (used in)  financing
                     activities                                                             3,235,060             (9,496)
                                                                                        -------------       ------------

 NET INCREASE (DECREASE) IN CASH                                                            1,408,051           (188,795)

 CASH, beginning of period                                                                     16,166            306,687
                                                                                        -------------       ------------

 CASH, end of period                                                                    $   1,424,217       $    117,892
                                                                                        =============       ============
 SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                                       $     137,163       $    186,693
                                                                                        =============       ============
    Income taxes paid                                                                   $      -            $         -
                                                                                        =============       ============

                       VIRGINIA GAS DISTRIBUTION COMPANY

                         NOTES TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Distribution Company. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

In February 1997, the Industrial Development Authority of Russell County, Virginia issued its Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. A portion ($3,650,000) of the proceeds was allocated to Virginia Gas Distribution Company by Virginia Gas Company which will be used to construct a natural gas distribution facility in and around the town of Lebanon, Virginia. The bonds bear interest at 9.5 percent and will mature in February 2017. Principal payments of $110,000 to $447,000 are due from 2003 to 2017.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and the Notes to Consolidated Financial Statements set forth in this report.

RESULTS OF OPERATIONS

OVERVIEW

During the three month period ended March 31, 1997, Virginia Gas Company (the "Company") recorded net income of $298,849, compared to $163,109 for the same period in 1996. The net income per common share available to common stockholders for the corresponding periods was $.08 in 1997 compared with $.12 in 1996. The number of weighted-average shares used in calculating income per common share was 3,188,659 and 808,509 for the quarter ended March 31, 1997 and 1996, respectively.

NATURAL GAS MARKETING, EXPLORATION AND PRODUCTION

The Company's wholly-owned subsidiary, Virginia Gas Marketing Company (the "Marketing Company") began marketing natural gas during the first quarter of 1997. The initial source of gas supply for the Marketing Company is the natural gas production from wells operated by the Company. Sales of natural gas during the first quarter of 1997 totaled $1,067,000 on sales volumes of 348,000 MMBtu.

Exploration and production revenues, reflecting the Company's revenue interest in the above sales of natural gas, included natural gas sales of $122,000 and well and pipeline operations income of $91,000. The 1997 revenues reflect a 6% increase over 1996 first quarter exploration and production revenues of $201,000.

STORAGE REVENUES

Storage revenues from the Company's Saltville facility during the first quarter of 1997 totaled $626,000, consisting of fees charged for storage and the injections and withdrawals of natural gas. Initial injections of customer natural gas into the facility occurred in August 1996. Contracted storage capacity for the current contract year totals 583,000 MMBtu, consisting of 10-day, 60-day and 90-day service. Of the storage capacity leased to third parties for the current contract year, 10-day service comprised 59%, 60-day service comprised 10% and 90-day service comprised 31% of contracted volumes.

ITEM 2.  CONTINUED

PROJECT MANAGEMENT REVENUES

Project management revenues for the three month periods ended March 31, 1997 and 1996 totaled $65,000 and $94,000, respectively. Revenues related to the operation of other joint venture facilities, including operations services performed for Virginia Gas Storage Company (the "Storage Company") and Virginia Gas Distribution Company (the "Distribution Company"), totaled $65,000 in 1997 compared to $43,000 in 1996. The Company also provided management services during 1996 for the Storage and Distribution companies for which it received management fees. These services performed included financial, marketing, treasury and administrative services. These fees totaled $51,000 for the three month period ended March 31, 1996.

INTEREST INCOME

Interest income for the three month period ended March 31, 1997 totaled $251,000. The 1996 amounts for the corresponding period was $217,000. The majority of interest income is related to the Company's participation in tax exempt bond offerings offered by the Industrial Development Authorities of Russell and Buchanan Counties, Virginia. A portion of the proceeds of these offerings have been loaned by the Company to the Distribution Company and the Storage Company. Interest earned on promissory notes from these companies are reflected as interest income by the Company. The increase in the 1997 period largely reflects interest earned on the 1997 Russell County tax exempt bond offering which closed in February 1997. A portion of the proceeds from this offering was loaned to the Distribution Company.

COSTS AND EXPENSES

General and administrative costs were $215,000 for quarter ended March 31, 1997, an increase of $83,000 over the first quarter 1996 total of $132,000. The increase reflects the growth in Company operations during 1996 and the accompanying growth in personnel and facilities.

Operations and maintenance expenses totaled $100,000 during the first quarter of 1997, reflecting the operations of the Saltville storage facility; there were no corresponding Saltville facility operations in the first quarter of 1996.

Depreciation and amortization expense increased to $166,000 in the first quarter of 1997 from $68,000 in the first quarter of 1996. The increase reflects the recovery of costs for capital projects recently placed in service, with much of the increase largely attributable to recovery of capital costs of the Saltville storage facility, which began operations in August 1996.

The increase in interest expense of $62,000 to $318,000 in 1997 from $256,000 in the first quarter of 1996 primarily reflects the cost of additional debt incurred in conjunction with the Russell County, Virginia revenue bond offering which closed in February 1997. The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Capitalized interest for the three month periods ended March 31, 1997 and 1996 totaled $71,443 and $61,394, respectively.

ITEM 2.  CONTINUED

INCOME TAXES

The Company's provision for income taxes as a percentage of income before taxes and equity in earnings of affiliated companies was 33% and 17% for the three month periods ended March 31, 1997 and 1996, respectively.

EQUITY INVESTMENTS

Earnings from the Company's 50% ownership in the Storage Company and the Distribution Company decreased $42,000 to $94,000 for the first quarter 1997 from $136,000 in 1996.

NATURAL GAS STORAGE. Storage revenues from the Early Grove facility for the three months ended March 31, 1997 were $655,000 compared with storage revenues of $396,000 for the same period in 1996. The increase is attributable to an increase in leased storage capacity at the Early Grove facility. Contracted storage capacity for the 1996/1997 season is 1,560,000 MMBtu, an increase of 846,000 MMBtu over contracted capacity of 985,500 MMBtu for the 1995/1996 season. Contract years vary from customer to customer and do not correspond to calendar years.

Of the storage capacity leased for the current season, 60-day service comprised 11%, 90-day service comprised 48% and 150-day service comprised the remaining 41% of total contracted volumes.

NATURAL GAS GATHERING. Gathering revenues totaled $87,000 for the first quarter 1997 compared to $120,000 in 1996. Natural gas throughput for the first quarters ended March 31, 1997 and 1996 totaled 289,633 MMBtu and 400,665 MMBtu, respectively. The decrease in throughput is partially attributable to production decline and also reflects the decreased peak winter service sales volumes, described below. A portion of these peak winter sales volumes are transported through the Storage Company's gathering system.

During the peak winter service periods, the Storage Company provides natural gas to certain of its storage customers. For the three months ending March 31, 1997, revenues from winter service sales totaled $612,000, compared to $773,000 in 1996. Purchased gas expense related to these sales totaled $509,000 and $635,000 in 1997 and 1996, respectively. The decrease in sales revenues reflects a volume decrease of 38,546 MMBtu to 131,366 MMBtu in 1997 from 169,912 MMBtu in 1996. This volume decrease largely reflects the milder seasonal temperatures experienced during the first quarter 1997 as compared to the corresponding period in 1996.

ITEM 2.  CONTINUED

NATURAL GAS DISTRIBUTION. Distribution revenues for the first quarter 1997 were $220,000, an increase of $61,000 over 1996 revenues of $159,000.

Sales volumes for the first quarter 1997 totaled 38,365 MMBtu compared with 29,126 MMBtu for the same period in 1996, an increase of 32%. This volume increase is largely due to increased usage during the period by one of the Distribution Company's negotiated service customers. Residential customer usage decreased 20% during 1997 from 1996 reflecting milder seasonal temperatures. The average sales price per MMBtu for the first quarter 1997 was $5.74 compared with $5.46 for the same period in 1996. The increase in sales price per MMBtu is largely reflected in sales to the Distribution Company's negotiated service customers, customers whose contracts reflect selling prices based upon alternative fuels pricing; pricing for these alternative fuels reflected higher costs in 1997 compared with 1996. Purchased gas costs related to these first quarter sales totaled $121,000 in 1997 and $77,000 in 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to a $.8 million surplus at March 31, 1997 from a $.4 million deficit at December 31, 1996. The combined working capital of the Storage Company and the Distribution Company increased to a $1.4 million surplus at March 31, 1997 from the $.6 million deficit at December 31, 1996. Cash decreased to $1,250,000 at March 31, 1997 from $1,653,000 at
December 31, 1996 as net cash used in operating and investing activities exceeded net cash provided by financing activities. The Company's current ratio at March 31, 1997 increased to 1.29 from .87 at December 31, 1996. Capital investment for the first quarter totaled $1.4 million.

The Company anticipates development activities for the remainder of 1997 will result in net outflows of cash. The Company expects to fund such activities from the issuance of additional debt and/or equity in addition to operating cash flows.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 There were no matters submitted to a vote of security holders during the three months ended March 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits - See list of Exhibits on page 20 hereof.

                 (b)  Reports on Form 8-K:

                          Form 8-K filed on March 6, 1997

                                  Date of Report:  February 20, 1997

                                  Item Reported:

                                           Item 5 - Other Events

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS



27               Financial Data Schedule for the Three Months Ended March 31,
                 1997

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




VIRGINIA GAS COMPANY
(Registrant)



By  /s/  John D. Jessee
   -------------------------------
      John D. Jessee, Vice President and
      Chief Financial Officer

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                               INDEX TO EXHIBITS



Exhibit
Number                            Description
------                            -----------
27                                Financial Data Schedule