Form 10QSB
period 1997-06-30
VIRGINIA GAS CO
filed 1997-08-12
CIK 903689

                UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

[ x ]  Yes       [   ]  No

                              VIRGINIA GAS COMPANY

                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

    ITEM                                                                                         PAGE
   NUMBER                            PART I - FINANCIAL INFORMATION                             NUMBER
   ------                                                                                       ------
     1       Financial Statements:

             Virginia Gas Company and Subsidiaries
               Consolidated Balance Sheets at June 30, 1997 (Unaudited) and December 31,
                 1996                                                                             3
               Consolidated Statements of  Income (Unaudited) for the Three and Six Months
                 Ended June 30, 1997 and 1996                                                     4
               Consolidated Statements of  Cash Flows (Unaudited) for the Three and Six
                 Months Ended June 30, 1997 and 1996                                              5
               Notes to Consolidated Financial Statements                                          6

             Virginia Gas Storage Company
              Balance Sheets at June 30, 1997 (Unaudited) and December 31, 1996                   7
              Statements of  Income (Unaudited) for the Three and Six Months Ended June 30,
                 1997 and 1996                                                                    8
              Statements of  Cash Flows (Unaudited) for the Three and Six Months Ended June
                 30, 1997 and 1996                                                                9
              Notes to Financial Statements                                                       10

             Virginia Gas Distribution Company
              Balance Sheets at June 30, 1997 (Unaudited) and December 31, 1996                   11
              Statements of  Income (Unaudited) for the Three and Six Months Ended June 30,
                 1997 and 1996                                                                    12
              Statements of  Cash Flows (Unaudited) for the Three and Six Months Ended June
                 30, 1997 and 1996                                                                13
              Notes to Financial Statements                                                       14

     2       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                          15

                                       PART II - OTHER INFORMATION

     4       Submission of Matters to a Vote of Security Holders                                  19

     6       Exhibits and Reports on Form 8-K                                                     19

             List of Exhibits                                                                     20

             Signature                                                                            21

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                ASSETS

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      1997           1996
                                                                               ---------------- ---------------
                                                                                   (unaudited )
 CURRENT ASSETS:
    Cash                                                                           $ 1,526,050     $ 1,652,838
    Accounts receivable                                                              1,659,113       1,073,276
    Notes receivable                                                                   118,779         114,556
    Other current assets                                                               232,689         134,862
                                                                               ----------------  --------------
                  Total current assets                                               3,536,631       2,975,532
 PROPERTY AND EQUIPMENT, net                                                        19,162,628      16,343,480
 INVESTMENT IN AFFILIATED COMPANIES                                                  4,374,221       4,243,020
 NOTES RECEIVABLE - AFFILIATED COMPANIES                                            12,956,871       9,371,062
 OTHER ASSETS                                                                        1,385,805         577,309
                                                                               ----------------  --------------
                  Total assets                                                     $41,416,156     $33,510,403
                                                                               ================  ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Notes payable                                                                  $ 1,250,000     $   250,000
    Current portion of long-term debt                                                  748,576       1,244,490
    Accounts payable                                                                 1,582,564       1,197,555
    Funds held for future distribution                                                 304,388         544,475
    Other current liabilities                                                          170,452         168,709
                                                                               ----------------  --------------
                  Total current liabilities                                          4,055,980       3,405,229
 LONG-TERM DEBT                                                                     21,136,694      12,137,729
 DEFERRED INCOME TAXES                                                                 729,007         629,914
                                                                               ----------------  --------------
                  Total liabilities                                                 25,921,681      16,172,872
                                                                               ================  ==============
 STOCKHOLDERS' EQUITY:
    Preferred stock - No par, 2,000 shares authorized, zero
       (unaudited) and 2,000 shares issued and outstanding as of
       June 30, 1997 and December 31, 1996, respectively                                -            1,725,000
    Common stock - par value $.001, 10,000,000 shares authorized,
       3,204,906 (unaudited) and 3,150,744 shares issued and
       outstanding as of June 30, 1997 and December 31, 1996,
       respectively                                                                      3,205           3,151
    Additional paid-in capital                                                      13,751,471      14,152,137
    Retained earnings                                                                1,739,799       1,457,243
                                                                               ----------------  --------------
                  Total stockholders' equity                                        15,494,475      17,337,531
                                                                               ----------------  --------------
                  Total liabilities and stockholders' equity                       $41,416,156     $33,510,403
                                                                               ================  ==============

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                  FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                    ENDED JUNE 30,
                                                                1997               1996            1997              1996
                                                          --------------  ----------------  ---------------   ---------------
 REVENUE:
    Operating revenue                                       $ 1,617,892     $     250,440     $  3,500,537      $    545,145
    Interest and other income                                   313,593           216,780          570,413           433,763
                                                          --------------  ----------------  ---------------   ---------------
                                                              1,931,485           467,220        4,070,950           978,908
                                                          --------------  ----------------  ---------------   ---------------
 EXPENSES:
    Production expenses                                          64,040            20,966          100,665            43,445
    Purchased gas expense                                        45,454            -                66,113            -
    Operation and maintenance expense                           128,737            -               229,203            -
    Cost of natural gas sold                                    690,236            -             1,635,003            -
    Depreciation, depletion, and amortization                   207,394            60,719          373,590           129,047
    General and administrative                                  232,299           170,747          447,430           303,087
                                                          --------------  ----------------  ---------------   ---------------
                                                              1,368,160           252,432        2,852,004           475,579
                                                          --------------  ----------------  ---------------   ---------------

 OTHER EXPENSE:
    Interest                                                    399,333           265,203          717,155           520,824
    Other                                                        36,726               137           68,039             1,146
                                                          --------------  ----------------  ---------------   ---------------
                                                                436,059           265,340          785,194           521,970
                                                          --------------  ----------------  ---------------   ---------------

 INCOME (LOSS) BEFORE EARNINGS OF AFFILIATED COMPANIES
    AND INCOME TAXES                                            127,266           (50,552)         433,752           (18,641)
 EQUITY IN EARNINGS OF AFFILIATED COMPANIES                      36,762            71,276          131,201           207,942
                                                          --------------  ----------------  ---------------   ---------------
 INCOME BEFORE INCOME TAXES                                     164,028            20,724          564,953           189,301
 PROVISION (BENEFIT) FOR INCOME TAXES                            35,807           (23,011)         137,883           (17,543)
                                                          --------------  ----------------  ---------------   ---------------
 NET INCOME                                                 $   128,221     $      43,735     $    427,070      $    206,844
                                                          ==============  ================  ===============   ===============
 PREFERRED DIVIDENDS PAID                                   $     -         $     (65,000)    $    (57,055)     $   (130,000)
                                                          ==============  ================  ===============   ===============
 NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                $   128,221     $     (21,265)    $    370,015      $     76,844
                                                          ==============  ================  ===============   ===============
 NET INCOME PER COMMON SHARE                                $      0.04     $       (0.02)    $       0.12      $       0.07
                                                          ==============  ================  ===============   ===============
 WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                   3,213,816         1,171,151        3,201,350         1,034,873
                                                          ==============  ================  ===============   ===============

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                   ENDED JUNE 30,
                                                             1997              1996             1997              1996
                                                      ---------------   ---------------   --------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $    128,221      $     43,735     $    427,070      $    206,844
 Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion, and amortization              207,394            60,719          373,590           129,047
      Undistributed earnings of affiliated
         companies                                           (36,762)          (71,276)        (131,201)         (207,942)
       Deferred income taxes                                  22,536            (9,450)          99,093            (9,450)
       Decrease (increase) in accounts receivable            403,468           492,602         (585,837)          392,754
       (Increase) decrease in other current assets           (79,365)           29,808          (97,828)           94,754
       (Increase) decrease in other assets                   (23,650)           (3,147)          84,342             6,438
       Increase (decrease) in notes payable                1,000,000          (150,000)       1,000,000          (332,212)
       Increase (decrease) in accounts payable                98,553           822,379          385,009          (850,758)
       (Decrease) increase in other current
          liabilities                                       (298,160)         (373,779)        (238,344)          107,108
                                                      ---------------   ---------------   --------------    --------------
           Net cash provided by (used in)
             operating activities                          1,422,235           841,591        1,315,894          (463,417)
                                                      ---------------   ---------------   --------------    --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                     (1,729,675)       (1,466,744)      (3,149,551)       (2,581,313)
 Issuance of notes receivable                                 -                 -            (3,650,000)           -
 Payments received on notes receivable                        27,294            32,672           59,968            62,874
                                                      ---------------   ---------------   --------------    --------------
           Net cash used in investing activities          (1,702,381)       (1,434,072)      (6,739,583)       (2,518,439)
                                                      ---------------   ---------------   --------------    --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of loan principal                                   (49,558)       (1,964,460)      (1,214,222)       (2,062,281)
 Proceeds from new loans                                     563,991            42,732        9,690,632         1,042,732
 Redemption of preferred stock                                -                 -            (2,000,000)           -
 Proceeds from issuance of common stock, net                  -              4,401,317         (125,666)        4,401,317
 Payment of debt issuance costs                               89,439          (125,389)        (350,579)         (174,663)
 Establishment of financing reserve fund                      -                 -              (558,750)           -
 Dividends paid                                              (48,074)          (65,000)        (144,514)         (130,000)
                                                      ---------------   ---------------   --------------    --------------
           Net cash provided by financing
                     activities                              555,798         2,289,200        5,296,901         3,077,105
                                                      ---------------   ---------------   --------------    --------------
 NET INCREASE (DECREASE) IN CASH                             275,652         1,696,719         (126,788)           95,249
 CASH, beginning of period                                 1,250,398           531,144        1,652,838         2,132,614
                                                      ---------------   ---------------   --------------    --------------
 CASH, end of period                                    $  1,526,050      $  2,227,863     $  1,526,050      $  2,227,863
                                                      ===============   ===============   ==============    ==============
 SUPPLEMENTAL DISCLOSURE:
 Interest paid                                          $    580,060      $    433,919     $    950,864      $    684,966
                                                      ===============   ===============   ==============    ==============
 Income taxes paid                                      $     11,158      $      8,500     $     11,158      $      8,658
                                                      ===============   ===============   ==============    ==============

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The accompanying unaudited financial statements as of June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Company (the "Company"). Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

         In February 1997, the Industrial Development Authority of Russell County, Virginia issued its Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. The bonds are payable from and are secured by a promissory note issued by the Company to the Russell County Authority. A portion ($3,650,000) of the proceeds was loaned to an affiliated company and is being used to construct a natural gas distribution facility in and around the town of Lebanon, Virginia, and for related supporting storage and pipeline facilities. The bonds bear interest at 9.5 percent and will mature in February 2017. Principal payments of $275,000 to $1,115,000 are due from 2002 to 2017.

         In February 1997, the Company redeemed the outstanding 2,000 shares of its Series A nonvoting preferred stock for the liquidation price of $2,000,000 plus unpaid dividends of $35,389.

         In January 1997, the Company's wholly-owned subsidiary, Virginia Gas Marketing Company, began marketing natural gas services. These services currently include the marketing of natural gas and are later expected to include natural gas storage services. The initial source of natural gas supply will be provided by Company-operated wells and initial future storage services will be provided by facilities operated by the Company and/or its affiliated companies. Sales of natural gas during the first six months of 1997 totaled $1,826,000 on sales volumes of 689,000 MMBtu.

         In July 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with a follow-on public offering of 2,000,000 shares of its common stock. Proceeds from this offering are expected to be used for the development of transmission pipelines, expansion of a storage facility, expansion of propane distribution systems, development of exploration and production facilities and other general corporate purposes. This registration statement has not yet become effective and there can be no assurance that this offering will be completed as contemplated by the Company.

                          VIRGINIA GAS STORAGE COMPANY

                                 BALANCE SHEETS



                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      1997           1996
                                                                                 -------------  --------------
                                                                                   (unaudited )

                                                    ASSETS
 CURRENT ASSETS:
    Cash                                                                           $   189,868   $    148,619
    Accounts receivable                                                              1,069,968      1,233,227
    Notes receivable                                                                    70,000        570,000
    Other current assets                                                                18,348         85,369
                                                                                 --------------  ------------
                  Total current assets                                               1,348,184      2,037,215
 PROPERTY AND EQUIPMENT, net                                                        14,542,439     13,323,883
 OTHER ASSETS                                                                          965,018        956,099
                                                                                 -------------  --------------
                  Total assets                                                     $16,855,641    $16,317,197
                                                                                 =============  ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Current portion of long-term debt                                              $   107,861    $   104,915
    Accounts payable                                                                 1,364,582      2,193,010
    Other current liabilities                                                          238,540        108,929
                                                                                 -------------  --------------
                  Total current liabilities                                          1,710,983      2,406,854
 LONG-TERM DEBT                                                                      7,328,182      6,386,212
 DEFERRED INCOME TAXES                                                                 619,435        551,686
                                                                                 -------------  --------------
                  Total liabilities                                                  9,658,600      9,344,752
                                                                                 -------------  --------------
 STOCKHOLDERS' EQUITY:
    Common stock - no par value, 50,000 shares authorized, 38,200
       (unaudited) and 38,200 shares issued and outstanding as of
       June 30, 1997 and December 31, 1996, respectively                             5,640,000      5,640,000
    Retained earnings                                                                1,557,041      1,332,445
                                                                                 -------------  --------------
                  Total stockholders' equity                                         7,197,041      6,972,445
                                                                                 -------------  --------------
                  Total liabilities and stockholders' equity                       $16,855,641    $16,317,197
                                                                                 =============  ==============

                          VIRGINIA GAS STORAGE COMPANY

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                            FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                               ENDED JUNE 30,             ENDED JUNE 30,
                                                             1997          1996         1997          1996
                                                        -------------  ------------ ------------   -----------
 REVENUE:

    Operating revenue                                    $    740,711  $    622,702 $  2,149,463   $ 1,952,499
    Interest income                                            11,490        44,109       30,104       108,252
                                                        -------------  ------------ ------------   -----------
                                                              752,201       666,811    2,179,567     2,060,751
                                                        -------------  ------------ ------------   -----------
 EXPENSES:
    Production expenses                                        50,282        60,275      110,139       132,654
    Purchased gas expense                                       1,460        28,791      510,502       664,087
    Operation and maintenance expense                         181,067        53,876      404,381       109,361
    Depreciation, depletion, and amortization                 128,137       103,480      256,332       192,460
    General and administrative                                199,909       159,110      392,535       278,163
                                                        -------------  ------------ ------------   -----------
                                                              560,855       405,532    1,673,889     1,376,725
                                                        -------------  ------------ ------------   -----------
 OTHER EXPENSE:
    Interest                                                   88,013        34,154      165,380        77,309
                                                        -------------  ------------ ------------   -----------

 INCOME BEFORE INCOME TAXES                                   103,333       227,125      340,298       606,717

 PROVISION FOR INCOME TAXES                                    35,134        77,222      115,702       206,283
                                                        -------------  ------------ ------------   -----------
 NET INCOME                                              $     68,199  $    149,903 $    224,596   $   400,434
                                                        =============  ============ ============   ===========
 VIRGINIA GAS COMPANY'S EQUITY IN VIRGINIA GAS
    STORAGE COMPANY'S EARNINGS                           $     34,100  $     74,951 $    112,298   $   200,217
                                                        =============  ============ ============   ===========

                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                ENDED JUNE 30,
                                                         1997            1996           1997            1996
                                                      ------------    ------------   ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $     68,199    $    149,903   $    224,596    $    400,434
 Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, depletion, and amortization           128,137         103,480        256,332         192,460
       Deferred income taxes                                27,465          67,346         67,749         120,465
       (Increase) decrease in accounts receivable          (38,602)       (239,154)       163,259         127,407
       Decrease (increase) in other current assets          10,307          51,077         67,021          (4,386)
       Increase in other assets                            (28,351)         (8,554)       (36,728)        (12,183)
       Decrease in accounts payable                        (52,143)       (953,333)      (828,428)       (746,238)
       (Decrease) increase in other current
         liabilities                                        (7,304)        (73,803)       129,611         (37,398)
                                                      ------------    ------------   ------------    ------------

           Net cash provided by (used in)
             operating activities                          107,708        (903,038)        43,412          40,561
                                                      ------------    ------------   ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                     (391,260)       (333,724)    (1,447,079)     (1,643,823)
 Payments received on notes receivable                      -            1,670,000        500,000       1,720,000
                                                      ------------    ------------   ------------    ------------
           Net cash (used in) provided by
             investing activities                         (391,260)      1,336,276       (947,079)         76,177
                                                      ------------    ------------   ------------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of loan principal                                 (25,132)        (29,792)       (55,084)        (57,936)
 Proceeds from new loans                                    -               -           1,000,000         500,000
                                                      ------------    ------------   ------------    ------------
           Net cash (used in) provided by
             financing activities                          (25,132)        (29,792)       944,916         442,064
                                                      ------------    ------------   ------------    ------------
 NET (DECREASE) INCREASE IN CASH                          (308,684)        403,446         41,249         558,802
 CASH, beginning of period                                 498,552         452,842        148,619         297,486
                                                      ------------    ------------   ------------    ------------
 CASH, end of period                                  $    189,868    $    856,288   $    189,868    $    856,288
                                                      ============    ============   ============    ============
 SUPPLEMENTAL DISCLOSURE:
 Interest paid                                        $    167,171    $    152,974   $    333,254    $    328,356
                                                      ============    ============   ============    ============
 Income taxes paid                                    $     30,000    $     40,000   $     47,635    $     79,024
                                                      ============    ============   ============    ============

                          VIRGINIA GAS STORAGE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


         The accompanying unaudited financial statements as of June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Storage Company. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

         In February 1997, the Industrial Development Authority of Russell County, Virginia issued its Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. A portion ($1,000,000) of the proceeds was loaned to Virginia Gas Storage Company by an affiliated company which will be used to construct natural gas storage facilities. The bonds bear interest at
9.5 percent and will mature in February 2017. Principal payments of $30,000 to $123,000 are due from 2002 to 2017.

                       VIRGINIA GAS DISTRIBUTION COMPANY

                                 BALANCE SHEETS



                                                   ASSETS

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      1997           1996
                                                                                --------------   -------------
                                                                                   (unaudited )
 CURRENT ASSETS:
    Cash                                                                         $      34,529    $     16,166
    Accounts receivable                                                                393,717         151,752
    Current portion of notes receivable                                                 26,246          26,004
    Other current assets                                                               148,783         154,920
                                                                                --------------   -------------
                  Total current assets                                                 603,275         348,842
 PROPERTY AND EQUIPMENT, net                                                         5,785,139       2,755,660
 NOTES RECEIVABLE                                                                    4,360,450       3,413,066
 DEFERRED TAX ASSET                                                                     -                1,995
 OTHER ASSETS                                                                        1,099,160         546,798
                                                                                --------------   -------------
                  Total assets                                                   $  11,848,024    $  7,066,361
                                                                                ==============   =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Current portion of long-term debt                                            $      40,376    $     39,240
    Accounts payable                                                                 1,563,010         462,095
    Other current liabilities                                                           29,331          33,368
                                                                                --------------   -------------
                  Total current liabilities                                          1,632,717         534,703
 LONG-TERM DEBT                                                                      8,646,425       5,018,064
 DEFERRED INCOME TAXES                                                                  17,482          -
                                                                                --------------   -------------
                  Total liabilities                                                 10,296,624       5,552,767
                                                                                --------------   -------------
 STOCKHOLDERS' EQUITY:
    Common stock - no par value, 100,000 shares authorized, 75,000
       (unaudited) and 75,000 shares issued and outstanding as of
       June 30, 1997 and December 31, 1996, respectively                             1,500,000       1,500,000
    Retained earnings                                                                   51,400          13,594
                                                                                --------------   -------------
                  Total stockholders' equity                                         1,551,400       1,513,594
                                                                                --------------   -------------
                  Total liabilities and stockholders' equity                     $  11,848,024    $  7,066,361
                                                                                ==============   =============

                       VIRGINIA GAS DISTRIBUTION COMPANY

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                  ENDED JUNE 30,
                                                                 1997            1996            1997            1996
                                                           -------------     ------------   ------------    ------------
 REVENUE:
    Operating revenue                                       $   199,337      $   140,178    $   419,421     $   299,092
    Interest income                                             114,881           83,072        211,303         161,284
    Other income                                                 23,444           18,448         45,288          36,059
                                                           -------------     ------------   ------------    ------------
                                                                337,662          241,698        676,012         496,435
                                                           -------------     ------------   ------------    ------------
 EXPENSES:
    Purchased gas expense                                       118,466           69,409        238,996         146,573
    Operation and maintenance expense                            19,431           13,374         38,386          22,365
    Depreciation, depletion, and amortization                    27,602           20,618         50,751          38,037
    General and administrative                                   42,244           55,118         73,348          82,440
                                                           -------------     ------------   ------------    ------------
                                                                207,743          158,519        401,481         289,415
                                                           -------------     ------------   ------------    ------------
 OTHER EXPENSE:
    Interest                                                    114,177           87,277        200,955         170,125
    Other                                                         7,675            7,039         16,293          13,487
                                                           -------------     ------------   ------------    ------------
                                                                121,852           94,316        217,248         183,612
                                                           -------------     ------------   ------------    ------------
 INCOME (LOSS) BEFORE INCOME TAXES                                8,067          (11,137)        57,283          23,408
 PROVISION (BENEFIT) FOR INCOME TAXES                             2,743           (3,787)        19,477           7,958
                                                           -------------     ------------   ------------    ------------
 NET INCOME (LOSS)                                          $     5,324      $    (7,350)   $    37,806     $    15,450
                                                           =============     ============   ============    ============
 VIRGINIA GAS COMPANY'S EQUITY IN VIRGINIA GAS
    DISTRIBUTION COMPANY'S EARNINGS                         $     2,662      $    (3,675)   $    18,903     $     7,725
                                                           =============     ============   ============    ============

                       VIRGINIA GAS DISTRIBUTION COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                 ENDED JUNE 30,
                                                         1997            1996           1997            1996
                                                    --------------- --------------- -------------- ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $        5,324  $       (7,350) $      37,806  $       15,450
 Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, depletion, and amortization            27,602          20,618         50,751          38,037
       Deferred income taxes                                 2,743           6,532         19,477           7,062
       Decrease (increase) in accounts receivable          266,414         (20,538)      (241,965)        (24,680)
       Decrease in affiliated company receivable            -               -              -            1,562,500
       Decrease (increase) in other current assets         (46,745)        (39,943)         6,137          21,779
       Increase in other assets                             (9,523)        (10,198)       (14,246)         (8,648)
       Increase (decrease) in accounts payable           1,015,374         (26,883)     1,100,915        (169,198)
       Decrease in other current liabilities               (20,424)         (6,608)        (4,037)        (65,645)
                                                    --------------- --------------- -------------- ---------------
           Net cash provided by (used in)
             operating activities                        1,240,765         (84,370)       954,838       1,376,657
                                                    --------------- --------------- -------------- ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (2,487,213)        (29,800)    (3,070,452)       (180,853)
 Loans made to affiliated companies                         -               -          (1,000,000)     (1,500,000)
 Payments received on notes receivable                      10,217          73,271         52,374          83,998
                                                    --------------- --------------- -------------- ---------------
           Net cash (used in) provided by
             investing activities                       (2,476,996)         43,471     (4,018,078)     (1,596,855)
                                                    --------------- --------------- -------------- ---------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of loan principal                                  (9,565)        (10,896)       (20,503)        (20,392)
 Proceeds from new loans                                    -               -           3,650,000          -
 Payment of financing costs                               (143,892)         -            (219,394)         -
 Establishment of financing reserve fund                    -               -            (328,500)         -
                                                    --------------- --------------- -------------- ---------------
           Net cash (used in) provided by
             financing activities                         (153,457)        (10,896)     3,081,603         (20,392)
                                                    --------------- --------------- -------------- ---------------
 NET (DECREASE) INCREASE IN CASH                        (1,389,688)        (51,795)        18,363        (240,590)
 CASH, beginning of period                               1,424,217         117,892         16,166         306,687
                                                    --------------- --------------- -------------- ---------------
 CASH, end of period                                $       34,529  $       66,097  $      34,529  $       66,097
                                                    =============== =============== ============== ===============
 SUPPLEMENTAL DISCLOSURE:
 Interest paid                                      $      212,833  $      129,871  $     349,996  $      316,564
                                                    =============== =============== ============== ===============
 Income taxes paid                                  $       -       $       -       $       -      $        -
                                                    =============== =============== ============== ===============

                       VIRGINIA GAS DISTRIBUTION COMPANY

                         NOTES TO FINANCIAL STATEMENTS


         The accompanying unaudited financial statements as of June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Distribution Company. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

         In February 1997, the Industrial Development Authority of Russell County, Virginia issued its Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. A portion ($3,650,000) of the proceeds was allocated to Virginia Gas Distribution Company by Virginia Gas Company which will be used to construct a natural gas distribution facility in and around the town of Lebanon, Virginia. A portion ($1,000,000) of these allocated proceeds was loaned by Virginia Gas Distribution Company to an affiliated company. The bonds bear interest at 9.5 percent and will mature in February 2017. Principal payments of $110,000 to $447,000 are due from 2002 to 2017.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with items 6 and 7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and the Notes to Consolidated Financial Statements set forth in this report.

RESULTS OF OPERATIONS

         OVERVIEW. During the three and six month periods ended June 30, 1997, Virginia Gas Company (the "Company") recorded net income of $128,000 and $427,000, respectively, compared to $44,000 and $207,000 for the same periods in 1996. The net income per common share available to common stockholders for the corresponding periods was $0.04 and $0.12, respectively, in 1997 compared to ($0.02) and $0.07, respectively, in 1996. The number of weighted-average shares used in calculating income per common share was 3,213,816 and 3,201,350 for the three and six months ended June 30, 1997, respectively, compared with 1,171,151 and 1,034,873 for the corresponding periods in 1996.

         REVENUES. Total revenues increased 313% to $1.9 million for the three months ended June 30, 1997, compared to $467,000 for the same period in 1996. Gas sales and well operation revenues totaled $911,000 for the second quarter of 1997 compared to $123,000 for the second quarter of 1996. The increase primarily reflects the formation of the Company's marketing operations during the first quarter of 1997. Sales of natural gas during the second quarter of 1997 totaled $758,000 on sales volumes of 342,000 MMBtu. Exploration and production revenues, reflecting the Company's interest in these sales of natural gas, consisted of natural gas sales of $68,000 and well operation revenues of $66,000 during the second quarter of 1997 compared to $63,000 and $60,000, respectively, for the same period in 1996. Propane sales totaled $85,000 for the three months ended June 30, 1997. There were no comparable propane sales for the same period in 1996 as these operations were in the developmental stage.

         Total revenues increased 316% to $4.1 million for the six months ended June 30, 1997, compared to $979,000 for the same period in 1996. Gas sales and well operation revenues totaled $2.1 million for the first six months of 1997 compared to $297,000 for the same period in 1996. Sales of natural gas during the first six months of 1997 totaled $1,826,000 on sales volumes of 689,000 MMBtu. Exploration and production revenues consisted of natural gas sales of $189,000 and well operation revenues of $131,000, respectively, for the first six months of 1997 compared to $158,000 and $139,000, respectively, for the same period in 1996. Propane sales totaled $118,000 for the six months ended June 30, 1997.

         Natural gas storage revenues totaled $602,000 for the three months ended June 30, 1997, compared to zero for the same period in 1996. Initial injections of customer gas into the Company's storage facility located in Saltville, Virginia began in August 1996. Contracted storage capacity for the current contract year is comprised of 10-day (64%), 60-day (9%) and 90- day (27%) service. Storage revenues totaled $1.2 million for the first six months of 1997.

ITEM 2.  CONTINUED

         Management revenues, interest and other income totaled $393,000 for the second quarter of 1997, compared to $319,000 for the same period in 1996, an increase of 23%. The majority of the increase reflects an increase in interest income of $97,000, offset by a decrease in management revenues of $22,000. These revenues totaled $715,000 for the six months ended June 30, 1997, compared with $630,000 for the same period in 1996, an increase of 14%. The majority of the increase reflects an increase in interest income of $131,000, offset by a decrease in management revenues of $52,000.

         COSTS AND EXPENSES. Total operating costs and expenses totaled $1.4 million for the three months ended June 30, 1997, compared to $252,000 for the same period in 1996. Total operating costs and expenses increased $2.4 million to $2.9 million for the six months ended June 30, 1997 compared to $477,000 for the same period in 1996. Production and purchased gas expenses increased to $109,000 and $167,000 for the three and six month periods ended June 30, 1997, respectively, from $21,000 and $43,000 for the corresponding periods in 1996. Theses increases reflect increased production expenses in addition to increased purchased gas expense attributed to the expanding propane distribution operations.

         Operations and maintenance expenses totaled $129,000 and $229,000 for the three and six month periods ended June 30, 1997 compared to zero for the same periods in 1996, primarily reflecting operating costs related to the Company's Saltville storage facility.

         Cost of natural gas sold, related to the Company's marketing of natural gas, totaled $690,000 and $1.6 million for the three and six month periods ended June 30, 1997 compared to zero for the corresponding 1996 periods, reflecting the initiation of marketing operations and the corresponding costs.

         General and administrative costs were $232,000 and $447,000 for the three and six month periods ended June 30, 1997, respectively, compared to $171,000 and $303,000 for the corresponding periods in 1996. These increases reflect the growth in Company operations and the accompanying growth in personnel and facilities.

         Depreciation, depletion and amortization increased 242% to $207,000 in the second quarter of 1997 from $61,000 for the second quarter of 1996. This increase totaled 189% to $374,000 for the six months ended June 30, 1997 from $129,000 for the same period in 1996. These increases reflect the recovery of costs for capital projects recently placed into service, primarily the Company's Saltville storage facility.

         INTEREST EXPENSE. Interest expense increased 51% to $399,000 during the second quarter of 1997 from $265,000 for the same period in 1996. Interest expense increased 38% to $717,000 during the first six months of 1997 from $521,000 in the comparable 1996 period. These increases are due primarily to additional tax-exempt bond financing. The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Capitalized interest for the three and six month periods ended June 30, 1997 totaled $98,000 and $170,000, respectively. Capitalized interest for the comparable 1996 periods totaled $100,000 and $162,000, respectively.

ITEM 2.  CONTINUED

         EQUITY IN EARNINGS OF AFFILIATES. The Company has a 50% ownership interest in two affiliated companies which provide natural gas storage, gathering and distribution services. The Company accounts for its investments in these companies using the equity method. For the three months ended June 30, 1997, the Company's equity in earnings of these affiliates decreased 48% to $37,000 from $71,000 for the comparable period in 1996. The Company's equity in earnings of affiliates decreased 37% to $131,000 for the first six months of 1997 from $208,000 for the same period in 1996. These decreases reflect increased operations expenses related to natural gas storage operations in addition to higher interest costs.

         INCOME TAXES. Using the asset-and-liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. The Company's provision for income taxes as a percentage of income before its equity in earnings of affiliates (the Company's equity in earnings of affiliates is reflected on a post-income tax basis) was 28% and 32% for the three and six month periods ended June 30, 1997, respectively. For the comparable periods in 1996, the Company's operations reflected an income tax benefit.

         EQUITY INVESTMENTS

         NATURAL GAS STORAGE. Storage revenues from the Early Grove facility for the three months ended June 30, 1997, were $610,000 compared to $481,000 for the same period in 1996. Storage revenues for the six months ended June 30, 1997, were $1,265,000 compared to $877,000 for the comparable 1996 period. These increases reflect increased storage capacity at the Early Grove facility.

         NATURAL GAS GATHERING. Gathering revenues totaled $66,000 and $159,000 for the three and six month periods ended June 30, 1997, respectively, compared to $78,000 and $207,000 for the comparable periods in 1996. These decreases reflect a decrease in natural gas throughput due partially to production decline and to decreased peak winter service volumes sold as a result of the milder seasonal temperatures experienced during the first quarter of 1997 as compared to the corresponding period in 1996. Revenues from winter service sales totaled $613,000 for the six months ended June 30, 1997, compared to $781,000 for the same period in 1996. Purchased gas expenses related to these sales totaled $511,000 and $664,000 for the six months ended June 30, 1997 and 1996, respectively.

         NATURAL GAS DISTRIBUTION. Distribution revenues for the three months ended June 30, 1997, were $199,000, an increase of $59,000 over revenues of $140,000 for the same period in 1996. Distribution revenues for the first six months of 1997 were $419,000, an increase of $120,000 over revenues of $299,000 for the same period in 1996. These increases largely reflect increased usage during the 1997 periods by industrial customers. Purchased gas costs related to these sales totaled $118,000 and $239,000 for the three and six month periods ended June 30, 1997, respectively, compared to $69,000 and $147,000 for the same periods in 1996.

ITEM 2.  CONTINUED

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company's working capital reflected a $519,000 deficit, an increase from the $430,000 deficit at December 31, 1996. The Company's current ratio at June 30, 1997, was 0.87, consistent with the ratio at December 31, 1996. The combined working capital of the Company's affiliates, Virginia Gas Storage Company and Virginia Gas Distribution Company, increased to a $1.4 million deficit at June 30, 1997, from the $600,000 deficit at December 31, 1996. The combined current ratio of these companies was 0.58 at June 30, 1997. Cash decreased to $1,526,000 at June 30, 1997 from $1,653,000 at December 31, 1996 as net cash used in investing activities exceeded net cash provided by operating and financing activities.

         In July 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with a follow-on public offering of 2,000,000 shares of its common stock. Proceeds from this offering are expected to be used for the development of transmission pipelines, expansion of a storage facility, expansion of propane distribution systems, development of exploration and production facilities and other general corporate purposes. This registration statement has not yet become effective and there can be no assurance that this offering will be completed as contemplated by the Company.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 There were no matters submitted to a vote of security holders during the three months ended June 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits - See list of Exhibits on page 20 hereof.

                 (b)  Reports on Form 8-K:
                          There were no reports filed on Form 8-K during the three months ended June 30, 1997.

                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS



27               Financial Data Schedule for the Six Months Ended June 30, 1997

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