Form 10QSB
period 1997-09-30
VIRGINIA GAS CO
filed 1997-11-10
CIK 903689

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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

[ x ]  Yes [   ]  No

                              VIRGINIA GAS COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

  ITEM                                                                                                                 PAGE
 NUMBER                     PART I - FINANCIAL INFORMATION                                                            NUMBER
 ------                                                                                                               ------
    1         Financial Statements:

              Virginia Gas Company and Subsidiaries
                 Consolidated Balance Sheets at September 30, 1997 (Unaudited) and
                 December 31, 1996                                                                                     3
                 Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September
                   30, 1997 and 1996                                                                                   4
                 Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended
                   September 30, 1997 and 1996                                                                         5
                 Notes to Consolidated Financial Statements                                                            6

              Virginia Gas Storage Company
                 Balance Sheets at September 30, 1997 (Unaudited) and December 31, 1996                                7
                 Statements of Income (Unaudited) for the Three and Nine Months Ended
                   September 30, 1997 and 1996                                                                         8
                 Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended
                   September 30, 1997 and 1996                                                                         9
                 Notes to Financial Statements                                                                         10

              Virginia Gas Distribution Company
                 Balance Sheets at September 30, 1997 (Unaudited) and December 31, 1996                                11
                 Statements of Income (Unaudited) for the Three and Nine Months Ended
                   September 30, 1997 and 1996                                                                         12
                 Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended
                   September 30, 1997 and 1996                                                                         13
                 Notes to Financial Statements                                                                         14

    2         Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                          15

                            PART II - OTHER INFORMATION

    4         Submission of Matters to a Vote of Security Holders                                                      19

    6         Exhibits and Reports on Form 8-K                                                                         19

              List of Exhibits                                                                                         20

              Signature                                                                                                21

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                              ASSETS

                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                                          1997              1996
                                                                                      -------------      ------------
                                                                                       (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                         $14,643,256        $  1,652,838
    Accounts receivable                                                                 2,774,575           1,073,276
    Notes receivable                                                                      120,891             114,556
    Other current assets                                                                  324,759             134,862
                                                                                      -----------         -----------
                     Total current assets                                              17,863,481           2,975,532

PROPERTY AND EQUIPMENT, net                                                            19,750,901          16,343,480

INVESTMENT IN AFFILIATED COMPANIES                                                      4,408,903           4,243,020

NOTES RECEIVABLE - AFFILIATED COMPANIES                                                12,927,465           9,371,062

OTHER ASSETS                                                                            1,161,587             577,309
                                                                                      -----------         -----------
                     Total assets                                                     $56,112,337         $33,510,403
                                                                                      ===========         ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                                     $       -         $     250,000
    Current portion of long-term debt                                                     283,614           1,244,490
    Accounts payable                                                                    1,419,196           1,197,555
    Funds held for future distribution                                                    359,725             544,475
    Other current liabilities                                                             186,815             168,709
                                                                                      -----------         -----------
                     Total current liabilities                                          2,249,350           3,405,229

LONG-TERM DEBT                                                                         19,800,981          12,137,729

DEFERRED INCOME TAXES                                                                     753,032             629,914
                                                                                      -----------         -----------
                     Total liabilities                                                 22,803,363          16,172,872
                                                                                      -----------         -----------

STOCKHOLDERS' EQUITY:
    Preferred stock - No par, 2,000 shares authorized, zero (unaudited) and
        2,000 shares issued and outstanding as of September 30, 1997 and
        December 31, 1996, respectively                                                       -             1,725,000
    Common stock - par value $.001, 10,000,000 shares authorized, 5,504,906
        (unaudited) and 3,150,744 shares issued and outstanding as of September
        30, 1997 and December 31, 1996, respectively                                        5,505               3,151
    Additional paid-in capital                                                         31,482,191          14,152,137
    Retained earnings                                                                   1,821,278           1,457,243
                                                                                      -----------         -----------
                     Total stockholders' equity                                        33,308,974          17,337,531
                                                                                      -----------         -----------
                     Total liabilities and stockholders' equity                       $56,112,337         $33,510,403
                                                                                      ===========         ===========

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                              1997             1996              1997              1996
                                                          -----------    -------------      ------------      ------------



REVENUE:
    Operating revenue                                     $ 2,363,528      $   450,384       $ 5,864,065      $    995,530
    Interest and other income                                 387,236          211,283           957,649           645,046
                                                          -----------    -------------      ------------      ------------
                                                            2,750,764          661,667         6,821,714         1,640,576
                                                          -----------    -------------      ------------      ------------
EXPENSES:
    Production expenses                                        55,324           28,117           155,989            71,562
    Purchased gas expense                                     764,254            7,704           830,367             7,704
    Operation and maintenance expense                         153,786           23,099           382,989            23,099
    Cost of natural gas sold                                  682,174              -           2,317,177               -
    Depreciation, depletion, and amortization                 207,805          116,611           581,395           245,658
    General and administrative                                271,914          153,531           719,344           457,765
                                                          -----------    -------------      ------------      ------------
                                                            2,135,257          329,062         4,987,261           805,788
                                                          -----------    -------------      ------------      ------------

OTHER EXPENSE:
    Interest                                                  437,273          239,213         1,154,428           760,037
    Other                                                      41,923              -             109,962               -
                                                          -----------    -------------      ------------      ------------
                                                              479,196          239,213         1,264,390           760,037
                                                          -----------    -------------      ------------      ------------


INCOME BEFORE EARNINGS OF AFFILIATED COMPANIES AND
   INCOME TAXES                                               136,311           93,392           570,063            74,751

EQUITY IN EARNINGS OF AFFILIATED COMPANIES                     34,682           82,015           165,883           289,957
                                                          -----------    -------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                    170,993          175,407           735,946           364,708

PROVISION FOR INCOME TAXES                                     33,429           38,775           171,312            21,232
                                                          -----------    -------------      ------------      ------------

NET INCOME                                                $   137,564    $     136,632      $    564,634      $    343,476
                                                          ===========    =============      ============      ============

PREFERRED DIVIDENDS PAID                                  $       -      $     (65,000)     $    (57,055)     $   (195,000)
                                                          ===========    =============      ============      ============

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS               $   137,564    $      71,632      $    507,579      $    148,476
                                                          ===========    =============      ============      ============

NET INCOME PER COMMON SHARE                               $      0.04    $        0.04      $       0.15      $       0.13
                                                          ===========    =============      ============      ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                  3,868,017        1,644,319         3,428,928         1,167,268
                                                          ===========    =============      ============      ============

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                         1997              1996           1997             1996
                                                                     ------------      -----------    ------------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $   137,564      $   136,632     $   564,634       $  343,476
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion, and amortization                          207,805          116,611         581,395          245,658
       Undistributed earnings of affiliated companies                     (34,682)         (82,015)       (165,883)        (289,957)
       Deferred income taxes                                               24,025           21,673         123,118           12,223
       (Increase) decrease in accounts receivable                      (1,115,462)        (129,171)     (1,701,299)         263,583
       (Increase) decrease in other current assets                        (92,070)         (16,948)       (189,897)          77,806
       Decrease in other assets                                           216,987            4,617         282,028           11,055
       Decrease in notes payable                                       (1,250,000)             -          (250,000)        (332,212)
       (Decrease) increase in accounts payable                           (163,368)       3,972,058         221,641        3,121,300
       Increase (decrease) in other current liabilities                    71,700          236,380        (166,644)         343,487
                                                                      -----------      -----------     -----------      -----------
             Net cash (used in) provided by operating
                activities                                             (1,997,501)       4,259,837        (700,907)       3,796,419
                                                                      -----------      -----------     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (758,847)      (5,006,704)     (3,908,398)      (7,588,017)
   Issuance of note receivable                                                -                -        (3,650,000)             -
   Payments received on notes receivable                                   27,294           33,933          87,262           96,807
                                                                      -----------      -----------     -----------      -----------
             Net cash used in investing activities                       (731,553)      (4,972,771)     (7,471,136)      (7,491,210)
                                                                      -----------      -----------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                           (1,830,675)        (128,829)     (3,044,897)      (2,191,110)
   Proceeds from new loans                                                    -                -         9,690,632        1,042,732
   Redemption of preferred stock                                              -                -        (2,000,000)             -
   Proceeds from issuance of common stock, net                         17,733,020          252,000      17,607,408        4,653,318
   Purchase of warrant and options                                            -           (975,000)            -           (975,000)
   Payment of financing costs                                                 -            (76,024)       (331,333)        (250,687)
   Establishment of financing reserve fund                                    -                -          (558,750)             -
   Dividends paid                                                         (56,085)         (65,000)       (200,599)        (195,000)
                                                                      -----------      -----------     -----------      -----------
             Net cash provided by (used in) financing
                activities                                             15,846,260         (992,853)     21,162,461        2,084,253
                                                                      -----------      -----------     -----------      -----------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          13,117,206       (1,705,787)     12,990,418       (1,610,538)


CASH AND CASH EQUIVALENTS, beginning of period                          1,526,050        2,227,863       1,652,838        2,132,614
                                                                      -----------      -----------     -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                              $14,643,256      $   522,076     $14,643,256      $   522,076
                                                                      ===========      ===========     ===========      ===========
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                      $   566,290      $   285,971     $ 1,517,154      $   970,577
                                                                      ===========      ===========     ===========      ===========
   Income taxes paid                                                  $     5,500      $     3,000     $    16,658      $    11,658
                                                                      ===========      ===========     ===========      ===========

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           The accompanying unaudited consolidated financial statements as of September 30, 1997, and for the three and nine-month periods ended September 30, 1997 and 1996, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Company (the "Company"). Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

           The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Amendment No. 1 to the Form SB-2 filed with the Securities and Exchange Commission on July 28, 1997.

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

           In February 1997, the Industrial Development Authority of Russell County, Virginia issued its Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. The bonds are payable from and are secured by a promissory note issued by the Company to the Russell County Authority. A portion ($3,650,000) of the proceeds was loaned to an affiliated company and is being used to construct a natural gas distribution facility in and around the town of Lebanon, Virginia, and for related supporting storage and pipeline facilities. The bonds bear interest at 9.5 percent and will mature in February 2017. Annual principal payments of $275,000 to $1,115,000 are due from 2002 to 2017.

           In February 1997, the Company redeemed the outstanding 2,000 shares of its Series A nonvoting preferred stock for the liquidation price of $2,000,000 plus unpaid dividends of $35,389.

           In January 1997, the Company's wholly-owned subsidiary, Virginia Gas Marketing Company, began marketing natural gas services. These services currently include the marketing of natural gas and are later expected to include natural gas storage services. The initial source of natural gas supply will be provided by Company-operated wells and initial future storage services will be provided by facilities operated by the Company and/or its affiliated companies. Sales of natural gas by Virginia Gas Marketing Company during the first nine months of 1997 totaled $2,710,000 on sales volumes of 1,056,000 MMBtu.

           In September 1997, the Company completed a secondary offering of its common stock. The offering resulted in the issuance of an additional 2,300,000 common shares of the Company at $8.50 per share. Net proceeds realized from the offering approximated $17,700,000.

                          VIRGINIA GAS STORAGE COMPANY

                                 BALANCE SHEETS



                                                       ASSETS
                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       1997                 1996
                                                                                   -------------        ------------
                                                                                    (unaudited)


CURRENT ASSETS:
    Cash                                                                           $    55,741         $   148,619
    Accounts receivable                                                              1,487,283           1,233,227
    Notes receivable                                                                    70,000             570,000
    Other current assets                                                                55,586              85,369
                                                                                   -----------         -----------
                     Total current assets                                            1,668,610           2,037,215

PROPERTY AND EQUIPMENT, net                                                         14,068,628          13,323,883

OTHER ASSETS                                                                         1,067,530             956,099
                                                                                   -----------         -----------
                     Total assets                                                  $16,804,768         $16,317,197
                                                                                   ===========         ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                              $   109,551         $   104,915
    Accounts payable                                                                 1,156,594           2,193,010
    Other current liabilities                                                          284,952             108,929
                                                                                   -----------         -----------
                     Total current liabilities                                       1,551,097           2,406,854

LONG-TERM DEBT                                                                       7,301,539           6,386,212

DEFERRED INCOME TAXES                                                                  650,872             551,686
                                                                                   -----------         -----------
                     Total liabilities                                               9,503,508           9,344,752
                                                                                   -----------         -----------

STOCKHOLDERS' EQUITY:
    Common stock - no par value, 50,000 shares authorized, 38,200 (unaudited)
        and 38,200 shares issued and outstanding as of September 30, 1997 and
        December 31, 1996, respectively                                              5,640,000           5,640,000
    Retained earnings                                                                1,661,260           1,332,445
                                                                                   -----------         -----------
                     Total stockholders' equity                                      7,301,260           6,972,445
                                                                                   -----------         -----------
                     Total liabilities and stockholders' equity                    $16,804,768         $16,317,197
                                                                                   ===========         ===========

                          VIRGINIA GAS STORAGE COMPANY


                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                   1997             1996              1997              1996
                                                 ----------        --------      ------------       -----------

REVENUE:
    Operating revenue                           $ 1,321,481     $   706,166       $ 3,470,944       $ 2,658,665
    Interest income                                  10,925          23,700            41,029           131,952
                                                -----------     -----------       -----------       -----------
                                                  1,332,406         729,866         3,511,973         2,790,617
                                                -----------     -----------       -----------       -----------
EXPENSES:
    Production expenses                              36,318          39,401           146,457           172,055
    Purchased gas expense                           542,000             -           1,052,502           664,087
    Operation and maintenance expense               208,269          78,603           612,650           187,964
    Depreciation, depletion, and amortization       127,531         101,621           383,863           294,081
    General and administrative                      155,822         172,242           548,357           450,405
                                                -----------     -----------       -----------       -----------
                                                  1,069,940         391,867         2,743,829         1,768,592
                                                -----------     -----------       -----------       -----------

OTHER EXPENSE:
    Interest                                        104,559          79,101           269,939           156,410
                                                -----------     -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                          157,907         258,898           498,205           865,615

PROVISION FOR INCOME TAXES                           53,688          88,025           169,390           294,308
                                                -----------     -----------       -----------       -----------

NET INCOME                                      $   104,219     $   170,873       $   328,815       $   571,307
                                                ===========     ===========       ===========       ===========

VIRGINIA GAS COMPANY'S EQUITY IN VIRGINIA GAS
    STORAGE COMPANY'S EARNINGS                  $    52,109     $    85,437       $   164,407       $   285,654
                                                ===========     ===========       ===========       ===========

                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                         1997            1996            1997             1996
                                                                       ---------        ---------     -----------      -----------



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $ 104,219        $ 170,873    $   328,815       $   571,307
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion, and amortization                         127,531          101,621         383,863          294,081
       Deferred income taxes                                              31,437           51,404          99,186          171,869
       (Increase) decrease in accounts receivable                       (417,315)         (51,330)       (254,056)          76,077
       (Increase) decrease in other current assets                       (37,238)        (195,197)         29,783         (199,583)
       Increase in other assets                                         (106,776)          (3,324)       (143,504)         (15,507)
       (Decrease) increase in accounts payable                          (207,988)          25,016      (1,036,416)        (721,222)
       Increase in other current liabilities                              46,412           52,119         176,023           14,721
                                                                       ---------        ---------     -----------      -----------
             Net cash (used in) provided by operating
                activities                                              (459,718)         151,182        (416,306)         191,743
                                                                       ---------        ---------     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital retirements (expenditures), net                               350,544         (888,729)     (1,096,535)      (2,532,552)
   Payments received on notes receivable                                     -                -           500,000        1,720,000
             Net cash provided by (used in) investing                  ---------        ---------     -----------      -----------
                activities                                               350,544         (888,729)       (596,535)        (812,552)
                                                                       ---------        ---------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                             (24,953)         (29,844)        (80,037)         (87,780)
   Proceeds from new loans                                                   -                -         1,000,000          500,000
                                                                       ---------        ---------     -----------      -----------
             Net cash (used in) provided by financing
                activities                                               (24,953)         (29,844)        919,963          412,220
                                                                       ---------        ---------     -----------      -----------

NET DECREASE IN CASH                                                    (134,127)        (767,391)        (92,878)        (208,589)

CASH, beginning of period                                                189,868          856,288         148,619          297,486
                                                                       ---------        ---------     -----------      -----------

CASH, end of period                                                    $  55,741        $  88,897     $    55,741      $    88,897
                                                                       =========        =========     ===========      ===========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                       $ 166,200        $ 139,101     $   499,454      $   467,457
                                                                       =========        =========     ===========      ===========

   Income taxes paid                                                   $  20,000        $   5,000     $    67,635      $    84,024
                                                                       =========        =========     ===========      ===========

                          VIRGINIA GAS STORAGE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


           The accompanying unaudited financial statements as of September 30, 1997, and for the three and nine-month periods ended September 30, 1997 and 1996, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Storage Company. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

           The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Amendment No. 1 to the Form SB-2 filed with the Securities and Exchange Commission on July 28, 1997.

           In February 1997, the Industrial Development Authority of Russell County, Virginia issued its Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. A portion ($1,000,000) of the proceeds was loaned to Virginia Gas Storage Company by an affiliated company which was used to construct natural gas storage facilities. The bonds bear interest at 9.5 percent and will mature in February 2017. Annual principal payments of $30,000 to $123,000 are due from 2002 to 2017.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                                 BALANCE SHEETS


                                                    ASSETS
                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                        1997           1996
                                                                                   -------------   ------------
                                                                                    (unaudited)


CURRENT ASSETS:
    Cash                                                                                32,563     $   16,166
    Accounts receivable                                                                173,016        151,752
    Current portion of notes receivable                                                 26,816         26,004
    Other current assets                                                               286,928        154,920
                                                                                   -----------     ----------
                     Total current assets                                              519,323        348,842

PROPERTY AND EQUIPMENT, net                                                          6,260,483      2,755,660

NOTES RECEIVABLE                                                                     3,163,826      3,413,066

DEFERRED TAX ASSET                                                                         473          1,995

OTHER ASSETS                                                                         1,237,816        546,798
                                                                                   -----------     ----------
                     Total assets                                                  $11,181,921     $7,066,361
                                                                                   ===========     ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                              $    41,028     $   39,240
    Accounts payable                                                                   962,977        462,095
    Other current liabilities                                                           25,071         33,368
                                                                                   -----------     ----------
                     Total current liabilities                                       1,029,076        534,703

LONG-TERM DEBT                                                                       8,636,299      5,018,064
                                                                                   -----------     ----------
                     Total liabilities                                               9,665,375      5,552,767
                                                                                   -----------     ----------

STOCKHOLDERS' EQUITY:
    Common stock - no par value, 100,000 shares authorized, 75,000 (unaudited) and
        75,000 shares issued and outstanding as of September 30, 1997 and December
        31, 1996, respectively                                                       1,500,000      1,500,000
    Retained earnings                                                                   16,546         13,594
                                                                                   -----------     ----------
                     Total stockholders' equity                                      1,516,546      1,513,594
                                                                                   -----------     ----------
                     Total liabilities and stockholders' equity                    $11,181,921     $7,066,361
                                                                                   ===========     ==========

                  VIRGINIA GAS DISTRIBUTION COMPANY

                         STATEMENTS OF INCOME
                             (UNAUDITED)


                                                    FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                     1997          1996          1997             1996
                                                   --------     --------       --------         --------

REVENUE:
    Operating revenue                              $ 171,498     $ 141,222      $ 590,919        $ 440,314
    Interest income                                  100,541        75,406        311,844          236,690
    Other income                                      23,444        18,446         68,732           54,505
                                                   ---------     ---------      ---------        ---------
                                                     295,483       235,074        971,495          731,509
                                                   ---------     ---------      ---------        ---------

EXPENSES:
    Purchased gas expense                            105,313        77,078        344,309          223,651
    Operation and maintenance expense                 43,656        15,036         82,042           37,401
    Depreciation, depletion, and amortization         53,053        21,217        103,804           59,254
    General and administrative                        31,321        32,668        104,669          115,108
                                                   ---------     ---------      ---------        ---------
                                                     233,343       145,999        634,824          435,414
                                                   ---------     ---------      ---------        ---------

OTHER EXPENSE:
    Interest                                         108,249        93,263        309,204          263,388
    Other                                              6,700         6,180         22,993           19,667
                                                   ---------     ---------      ---------        ---------
                                                     114,949        99,443        332,197          283,055
                                                   ---------     ---------      ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                    (52,809)      (10,368)         4,474           13,040

PROVISION (BENEFIT) FOR INCOME TAXES                 (17,955)       (3,525)         1,522            4,433
                                                   ---------     ---------      ---------        ---------

NET INCOME (LOSS)                                  $ (34,854)    $  (6,843)     $   2,952        $   8,607
                                                   =========     =========      =========        =========

VIRGINIA GAS COMPANY'S EQUITY IN VIRGINIA GAS
    DISTRIBUTION COMPANY'S EARNINGS                $ (17,427)    $  (3,422)     $   1,476        $   4,303
                                                   =========     =========      =========        =========

                        VIRGINIA GAS DISTRIBUTION COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                  1997          1996           1997             1996
                                                               ----------     --------      -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                           $  (34,854)    $  (6,843)     $     2,952      $     8,607
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion, and amortization                   53,053        21,217          103,804           59,254
       Deferred income taxes                                      (17,955)       (3,128)           1,522            3,934
       Decrease (increase) in accounts receivable                 220,701          (120)         (21,264)         (24,800)
       Decrease in affiliated company receivable                      -             -                -          1,562,500
       (Increase) decrease in other current assets               (138,145)       (6,470)        (132,008)          15,309
       Increase in other assets                                  (141,720)       (1,733)        (155,966)         (10,381)
       (Decrease) increase in accounts payable                   (600,033)       46,721          500,882         (122,477)
       (Decrease) increase in other current liabilities            (4,260)        1,147           (8,297)         (64,498)
                                                               ----------     ---------      -----------      -----------
             Net cash (used in) provided by operating
                activities                                       (663,213)       50,791          291,625        1,427,448
                                                               ----------     ---------      -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (525,333)      (63,574)      (3,595,785)        (244,427)
   Loans made to affiliated companies                                 -             -         (1,000,000)      (1,500,000)
   Payments received on notes receivable                        1,196,054         7,150        1,248,428           91,148
                                                               ----------     ---------      -----------      -----------
             Net cash provided by (used in) investing
                activities
                                                                  670,721       (56,424)      (3,347,357)      (1,653,279)
                                                               ----------     ---------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                       (9,474)      (10,909)         (29,977)         (31,301)
   Proceeds from new loans                                            -             -          3,650,000              -
   Payment of financing costs                                         -             -           (219,394)             -
   Establishment of financing reserve fund                            -             -           (328,500)             -
                                                               ----------     ---------      -----------      -----------
             Net cash (used in) provided by financing
                activities                                         (9,474)      (10,909)       3,072,129          (31,301)
                                                               ----------     ---------      -----------      -----------


NET (DECREASE) INCREASE IN CASH                                    (1,966)      (16,542)          16,397         (257,132)

CASH, beginning of period                                          34,529        66,097           16,166          306,687
                                                               ----------     ---------      -----------      -----------

CASH, end of period                                            $   32,563     $  49,555      $    32,563      $    49,555
                                                               ==========     =========      ===========      ===========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                               $  200,555     $ 108,263      $   550,551      $   424,827
                                                               ==========     =========      ===========      ===========
   Income taxes paid                                           $      -       $     -        $       -        $       -
                                                               ==========     =========      ===========      ===========


                        VIRGINIA GAS DISTRIBUTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS


           The accompanying unaudited financial statements as of September 30, 1997, and for the three and nine-month periods ended September 30, 1997 and 1996, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Distribution Company. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

           The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Amendment No. 1 to the Form SB-2 filed with the Securities and Exchange Commission on July 28, 1997.

           In February 1997, the Industrial Development Authority of Russell County, Virginia issued its Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. A portion ($3,650,000) of the proceeds was allocated to Virginia Gas Distribution Company by Virginia Gas Company which will be used to construct a natural gas distribution facility in and around the town of Lebanon, Virginia. A portion ($1,000,000) of these allocated proceeds was loaned by Virginia Gas Distribution Company to an affiliated company. The bonds bear interest at 9.5 percent and will mature in February 2017. Annual principal payments of $110,000 to $447,000 are due from 2002 to 2017.

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

RESULTS OF OPERATIONS

           OVERVIEW. During the three and nine-month periods ended September 30, 1997, Virginia Gas Company (the "Company") recorded net income of $138,000 and $565,000, respectively, compared to $137,000 and $343,000 for the same periods in 1996. The net income per common share available to common stockholders for the corresponding periods was $0.04 and $0.15, respectively, in 1997 compared to $0.04 and $0.13, respectively, in 1996. The number of weighted-average shares used in calculating income per common share was 3,868,017 and 3,428,928 for the three and nine months ended September 30, 1997, respectively, compared with 1,644,319 and 1,167,268 for the corresponding periods in 1996.

           REVENUES. Total revenues increased 316% to $2.8 million for the three months ended September 30, 1997, compared to $662,000 for the same period in 1996. Natural gas sales and well operation revenues totaled $1.5 million for the third quarter of 1997 compared to $156,000 for the third quarter of 1996. The increase primarily reflects the formation of the Company's marketing operations during the first quarter of 1997. The increase also reflects sales of natural gas totaling $570,000 to a natural gas storage customer of the Company. Other natural gas sales during the third quarter of 1997 totaled $884,000 on sales volumes of 367,000 MMBtu. Exploration and production revenues, reflecting the Company's revenue interest in these sales of natural gas from company-operated wells, consisted of natural gas sales of $82,000 and well operation revenues of $67,000 during the third quarter of 1997 compared to $89,000 and $67,000, respectively, for the same period in 1996. Propane gas sales totaled $155,000 for the three months ended September 30, 1997, compared to $11,000 for the third quarter of 1996.

           Total revenues increased 316% to $6.8 million for the nine months ended September 30, 1997, compared to $1.6 million for the same period in 1996. Natural gas sales and well operation revenues totaled $3.5 million for the first nine months of 1997 compared to $454,000 for the same period in 1996. Sales of natural gas during the first nine months of 1997 totaled $3.3 million on sales volumes of 1,256,000 MMBtu. Exploration and production revenues consisted of natural gas sales of $271,000 and well operation revenues of $198,000, respectively, for the first nine months of 1997 compared to $247,000 and $207,000, respectively, for the same period in 1996. Propane sales totaled $273,000 for the nine months ended September 30, 1997, compared to $11,000 for the same period in 1996.

           Natural gas storage revenues totaled $626,000 and $1.9 million, respectively, for the three and nine-month periods ended September 30, 1997, compared to $190,000 for the same periods in 1996. Initial injections of customer gas into the Company's storage facility located in Saltville, Virginia began in August 1996.

ITEM 2. CONTINUED

           Management revenues, interest and other income totaled $429,000 for the third quarter of 1997, compared to $280,000 for the same period in 1996, an increase of 53%. The majority of the increase reflects an increase in interest income of $147,000. These revenues totaled $1.1 million for the nine months ended September 30, 1997, compared with $910,000 for the same period in 1996, an increase of 26%. The majority of the increase reflects an increase in interest income of $278,000, offset by a decrease in management revenues and other income of $44,000.

           COSTS AND EXPENSES. Total operating costs and expenses totaled $2.2 million for the three months ended September 30, 1997, compared to $329,000 for the same period in 1996. Total operating costs and expenses increased $4.3 million to $5.1 million for the nine months ended September 30, 1997 compared to $806,000 for the same period in 1996. Production and purchased gas expenses increased to $820,000 and $986,000 for the three and nine-month periods ended September 30, 1997, respectively, from $36,000 and $79,000 for the corresponding periods in 1996. Theses increases reflect increased production expenses, increased purchased gas expense attributed to the expanding propane distribution operations and purchased gas expense related to the sale of natural gas to a storage customer of the Company.

           Operations and maintenance expenses totaled $154,000 and $383,000 for the three and nine-month periods ended September 30, 1997 compared to $23,000 for the same periods in 1996, primarily reflecting operating costs related to the Saltville storage facility in addition to the propane distribution operations.

           Cost of natural gas sold, related to the Company's marketing of natural gas, totaled $682,000 and $2.3 million for the three and nine-month periods ended September 30, 1997 compared to zero for the corresponding 1996 periods, reflecting the initiation of marketing operations and the corresponding costs.

           General and administrative costs were $272,000 and $719,000 for the three and nine-month periods ended September 30, 1997, respectively, compared to $153,000 and $458,000 for the corresponding periods in 1996. These increases reflect the growth in Company operations and the accompanying growth in personnel and facilities.

           Depreciation, depletion and amortization increased 78% to $208,000 in the third quarter of 1997 from $117,000 for the third quarter of 1996. This increase totaled 137% to $581,000 for the nine months ended September 30, 1997 from $246,000 for the same period in 1996. These increases reflect the recovery of costs for capital projects recently placed into service, primarily the Company's Saltville storage facility.

           INTEREST EXPENSE. Interest expense increased 83% to $437,000 during the third quarter of 1997 from $239,000 for the same period in 1996. Interest expense increased 52% to $1.2 million during the first nine months of 1997 from $760,000 in the comparable 1996 period. These increases are due primarily to additional tax-exempt bond financing in addition to short-term borrowings. The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Capitalized interest for the three and nine-month periods ended September 30, 1997 totaled $80,000 and $250,000, respectively. Capitalized interest for the comparable 1996 periods totaled $70,000 and $232,000, respectively.

ITEM 2. CONTINUED

           EQUITY IN EARNINGS OF AFFILIATES. The Company has a 50% ownership interest in two affiliated companies which provide natural gas storage, gathering and distribution services. The Company accounts for its investments in these companies using the equity method. For the three months ended September 30, 1997, the Company's equity in earnings of these affiliates decreased 58% to $35,000 from $82,000 for the comparable period in 1996. The Company's equity in earnings of affiliates decreased 43% to $166,000 for the first nine months of 1997 from $290,000 for the same period in 1996. These decreases reflect increased operations expenses related to natural gas storage operations in addition to higher interest costs.

           INCOME TAXES. Using the asset-and-liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. The Company's provision for income taxes as a percentage of income before its equity in earnings of affiliates (the Company's equity in earnings of affiliates is reflected on a post-income tax basis) was 25% and 30% for the three and nine-month periods ended September 30, 1997, respectively, compared with 41% and 28%, respectively, for the same periods in 1996.

           EQUITY INVESTMENTS

           NATURAL GAS STORAGE. Storage revenues from the Early Grove facility for the three months ended September 30, 1997, were $622,000 compared to $561,000 for the same period in 1996. Storage revenues for the nine months ended September 30, 1997, were $1,887,000 compared to $1,438,000 for the comparable 1996 period. These increases reflect increased storage capacity at the Early Grove facility.

           NATURAL GAS GATHERING. Gathering revenues totaled $77,000 and $237,000 for the three and nine-month periods ended September 30, 1997, respectively, compared to $73,000 and $280,000 for the comparable periods in 1996. The nine-month decrease reflects a decrease in natural gas throughput due partially to production decline and to decreased peak winter service volumes sold as a result of the milder seasonal temperatures experienced during the first quarter of 1997 as compared to the corresponding period in 1996. Revenues from natural gas sales totaled $570,000 and $1,183,000 for the three and nine-month periods ended September 30, 1997, compared to $781,000 for the nine months ended September 30, 1996. Purchased gas expenses related to these sales totaled $1,053,000 and $664,000 for the nine months ended September 30, 1997 and 1996, respectively.

           NATURAL GAS DISTRIBUTION. Distribution revenues for the three months ended September 30, 1997, were $171,000, an increase of $30,000 over revenues of $141,000 for the same period in 1996. Distribution revenues for the first nine months of 1997 were $591,000, an increase of $151,000 over revenues of $440,000 for the same period in 1996. These increases primarily reflect increased usage during the 1997 periods by industrial customers. Purchased gas costs related to these sales totaled $105,000 and $344,000 for the three and nine-month periods ended September 30, 1997, respectively, compared to $77,000 and $224,000 for the same periods in 1996.

ITEM 2.  CONTINUED

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 1997, the Company's working capital reflected a $15.6 million surplus, compared to the $430,000 deficit at December 31, 1996. The Company's current ratio at September 30, 1997, was 7.94, an increase from the ratio of 0.87 at December 31, 1996. The combined working capital of the Company's affiliates, Virginia Gas Storage Company and Virginia Gas Distribution Company, increased to a $392,000 deficit at September 30, 1997, from the $556,000 deficit at December 31, 1996. The combined current ratio of these companies was 0.85 at September 30, 1997. Cash increased to $14,643,000 at September 30, 1997 from $1,653,000 at December 31, 1996 as net cash provided by financing activities exceeded net cash used in operating and investing activities.

           In September 1997, the Company completed a secondary offering of its common stock. The offering resulted in the issuance of an additional 2,300,000 common shares of the Company at $8.50 per share. Net proceeds realized from the offering approximated $17,700,000.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders was held July 8, 1997.  The meeting involved the election of directors and the appointment of auditors of the Company for the 1997 fiscal year.  An aggregate of
            2,222,430 voting shares of the Company was represented in person or by proxy at the Meeting.

            Proposal 1.          The shareholders approved the nomination of Peter C. Einselen and Charles A.
                                 Mills, III to serve the Company as directors for a three-year term.  Directors of the Company who are continuing their term are Michael L. Edwards, Karen K.
                                 Edwards and Allan R. Poole, II.

            Proposal 2.          The shareholders ratified the appointment of Arthur Andersen LLP, independent public accountants, as auditors of the Company for the 1997 fiscal year.

            The results of the voting for each proposal were as follows:

                                                               FOR             AGAINST         ABSTAIN

            Proposal 1.          Einselen                    2,221,030            -             1,400
                                 Mills                       2,214,930            -             7,500

            Proposal 2.                                      2,212,630          3,000           6,800


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits - See list of Exhibits on page 20 hereof.

            (b)  Reports on Form 8-K:
                      There were no reports filed on Form 8-K during the three months ended
                      September 30, 1997.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS



27         Financial Data Schedule for the Nine Months Ended September 30, 1997

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




VIRGINIA GAS COMPANY
(Registrant)



By    /s/  John D. Jessee
      ----------------------------------
      John D. Jessee, Vice President and
      Chief Financial Officer

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                INDEX TO EXHIBITS



Exhibit
Number                       Description

   27                        Financial Data Schedule