Form 10KSB
period 1997-12-31
VIRGINIA GAS CO
filed 1998-03-31
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ____________ to ____________.

Commission file number 0-21523

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

Revenues for the fiscal year ended December 31, 1997 were $9,343,627.

The aggregate market value of the voting Common Stock, par value $.001 per share, held by nonaffiliates of the Registrant as of March 24, 1998 was approximately $32,622,285.

As of March 24, 1998, the Registrant had outstanding 5,504,906 shares of Common Stock, par value $.001.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1997

                                Table of Contents

    Item                                                                                         Page
    Number                                   Caption                                             Number
                 Part I
       1         Business                                                                           3
       2         Properties                                                                         9
       3         Legal Proceedings                                                                  9
       4         Submission of Matters to a Vote of Security Holders                                9
                 Part II
       5         Market for Common Equity and Related Stockholder Matters                           9
       6         Management's Discussion and Analysis                                              10
       7         Financial Statements                                                              16
       8         Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure                                                                        34
                 Part III
       9         Directors and Executive Officers of the Company                                   34
      10         Executive Compensation                                                            34
      11         Security Ownership of Certain Beneficial Owners and Management                    34
      12         Certain Relationships and Related Transactions                                    34
      13         Exhibits and Reports on Form 8-K                                                  35
                 Signatures                                                                        39

Item 1.  BUSINESS

General

         Virginia Gas Company (the "Company") was organized in 1987 under the laws of the state of Delaware. The Company, directly or through affiliated companies, is primarily engaged in the storage, marketing, distribution, gathering, exploration, and production of natural gas, and the distribution of propane gas. The Company's principal assets are located in the southwestern counties of the Commonwealth of Virginia.

         The Company's business has developed in response to the growing need for natural gas storage, pipelines and distribution in its market area, resulting principally from economic growth and the impact of deregulation. Deregulation has given natural gas customers more flexibility in negotiating their natural gas purchases and transportation contracts. The Company's pipeline connections to the East Tennessee Natural Gas ("ETNG"), CNG Transmission Company ("CNG") and Columbia Gas Transmission Company ("TCO") interstate pipeline systems, and to the Company's adjacent storage facilities, are being combined to create a hub which provides opportunities for more efficient gas distribution, including to local, growing markets. At present, the Company's business primarily consists of: (i) producing, gathering and marketing natural gas from wells in which the Company has an ownership interest to municipal distributors, local distribution companies and major oil and gas companies; (ii) storing natural gas for municipal distributors and local distribution companies which have supplied their own gas, or purchased it from third parties or the Company; and (iii) distributing propane and natural gas purchased from third parties or the Company to local industrial, commercial and residential customers.

         The Company's principal sources of revenue have varied depending on its level of activity in any given segment of natural gas operations. From 1987 to 1992, substantially all of the Company's income was derived from exploration, development and production of natural gas and from fees derived from managing wells. From 1993 to 1996, the Company's income reflected the growth of its storage operations. In 1996 and 1997, the Company initiated its propane distribution and gas marketing operations, respectively. Currently, the Company is developing transmission pipeline projects and expanding its storage capacity and expects to derive future income primarily from natural gas storage and transportation fees.

         Management believes that current upward trends in the economy, a favorable regulatory environment, the deregulation of the industry which has resulted in end-users' ability to purchase gas on a competitive basis from a greater variety of sources, and the increasing availability of natural gas as a form of energy for residential, commercial and industrial markets will enable the Company to expand into new markets and to better develop its current markets.

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

         The Pipeline Company, the Distribution Company and the Storage Company are the holders of Certificates of Public Convenience and Necessity ("CPCN") issued by the Virginia State Corporation Commission ("VSCC") that are required for such companies to conduct their business. The Pipeline Company's and a portion of the Storage Company's operations are regulated by both the VSCC and the Federal Energy Regulatory Commission ("FERC"). In connection with the financing of the Distribution Company's distribution business, and the Storage Company and Pipeline Company's storage and related pipeline businesses, the Company participated in four tax exempt bond issues in 1994, 1995 and 1997 that provided financing for these various projects. Funds from such financings were allocated, as needed, to the various subsidiaries and affiliates and each such entity has provided the Company with interest-bearing promissory notes evidencing its obligation to repay the funds advanced by the Company.


Storage Operations

         The Company has the only two underground natural gas storage facilities in the Commonwealth of Virginia. One of these facilities is located in Smyth and Washington counties (the "Saltville Facility"), while the other facility is located in Scott and Washington counties (the "Early Grove Field"). The Pipeline company owns the Saltville Facility while the Storage Company owns and operates the Early Grove Field.

         The Pipeline Company developed the Saltville Facility for use as a high rate, peak usage storage facility. The Saltville Facility uses caverns created in underground salt beds to store natural gas. The Company's engineering staff believes the ultimate working gas capacity of the Saltville Facility could be up to 10 Bcf. In June 1996 the Pipeline Company filed an application with the VSCC for a CPCN for the operation of the Saltville Facility. In July 1996 the VSCC issued an order authorizing the Pipeline Company to begin service on an interim basis using the rates set forth in the application. The CPCN was issued to the Pipeline Company in December 1997. In November 1996, the Pipeline Company received a limited jurisdiction certificate from the FERC authorizing the Pipeline Company to engage in the sale, transportation (including storage), or assignment of natural gas that is subject to FERC's jurisdiction under the Natural Gas Act, and to charge rates for its interstate service equal to the intrastate rates approved by the VSCC. The Saltville Facility provides 10-day, 60-day and 90-day service and 20-day refill capacity. In August 1996 the Pipeline Company injected the first working gas into the field. Peak daily withdrawal rates of 40,000 MMBtu were achieved in January 1997.

         The Early Grove Field is an underground natural gas storage facility owned and operated by the Storage Company. The Storage Company has received a CPCN from the VSCC, authorizing it to engage in the sale, transportation (including storage), or assignment of natural gas and to charge rates approved by the VSCC. The Early Grove Field includes 29 storage wells and a certificated area of 2,900 acres. Contracted storage volume for 60-day, 90-day and 150-day service has increased from 520,000 MMBtu for the 1994/1995 heating season to 1,835,000 MMBtu for the 1997/1998 heating season. The deliverability of the Early Grove Field has been increased by reworking existing wells, drilling new wells, injecting additional base gas, installing larger diameter pipe, new compression equipment, and increasing the maximum operating pressure of the field to 2,000 PSI from 1,400 PSI. Peak January deliverability has been increased from 1,000 MMBtu to over 20,000 MMBtu per day from 1992 to 1997. Further improvements, including drilling new wells, adding additional base gas and increasing the maximum operating pressure to up to 2,400 PSI, are being considered. Proposed improvements could increase the field's capacity to 2,200,000 MMBtu in the future.

         The Company is continually assessing the feasibility of developing additional natural gas storage facilities in its area of operation and is analyzing available geological and geophysical data and land records related thereto.

Pipeline Operations

         The Company has begun construction and is currently acquiring remaining rights-of-way and permits for the construction of a 71.5 mile intrastate pipeline ("P-25") which will connect the Company's Saltville Facility and transport natural gas to growing markets in Smyth, Wythe and Pulaski Counties in southwestern Virginia. These areas currently are served only by ETNG's #3300 interstate pipeline, which currently has insufficient capacity to meet the area's needs.

         The P-25 pipeline will be constructed and maintained consistent with applicable federal, state and local laws and regulations and accepted industry practice. The first phase of construction will consist of twinning the ETNG line to the town of Marion. The remaining phases will extend the P-25 pipeline from Marion to Radford, Virginia. The Company has entered into a 15-year contract with United Cities Gas Company ("UCG"), the local distribution company which serves Smyth, Wythe and Pulaski Counties, to provide pipeline capacity to supply 20,000 MMBtu per day, or 67% of planned pipeline capacity. Completion of the P-25 pipeline is expected by late 1998. The Company filed an application for a CPCN with the VSCC in January 1997 for authorization to develop, construct, own and operate the P-25 pipeline. This CPCN was received by the Company in December 1997.

         Substantially all of the operations conducted through the P-25 pipeline will constitute common carrier pipeline activities. Such common carrier activities are those under which transportation in the pipeline is available at tariffs published with the VSCC to any shipper of natural gas who requests such services, provided that each product for which transportation is requested satisfies the conditions and specifications for transportation.

         The Company has recently initiated environmental studies and acquisitions of rights-of-way for permits for the construction of a 40-mile intrastate pipeline ("P-24"). When completed, the P-24 pipeline would connect the Company's Saltville Facility and the P-25 pipeline to the CNG interstate pipeline system. The P-24 pipeline is expected to provide a strategic interconnect between the ETNG and CNG interstate pipeline systems.

Natural Gas and Propane Distribution Operations

         The Company, through the Distribution Company, owns and operates 33 miles of distribution pipelines and provides natural gas service to over 200 customers in Russell and Buchanan Counties in Virginia. Construction of a 10-mile pipeline providing service to the town of Lebanon in Russell County was completed in June 1997. The Distribution Company has a CPCN authorizing it to provide natural gas service in these counties. In January 1997, the Distribution Company filed an application with the VSCC to extend its service territory to include all of Dickenson and Tazewell Counties in Virginia, with the exception of the service territory in Tazewell County currently certificated to Commonwealth Public Service Corporation. This application was subsequently amended to include the town of Saltville, Virginia as part of the proposed service territory. In December 1997, the VSCC issued CPCNs to the Distribution Company authorizing it to provide natural gas service to the western portion of Tazewell County, excluding the service territory allotted to Commonwealth Public Service Corporation, all of Dickenson County, and the town of Saltville. The Distribution Company's tariff rates are approved by the VSCC.

         The Distribution Company has a firm transportation service contract for a ten-year term with East Tennessee Natural Gas for the winter months of November through March, and an interruptible transportation contract with ETNG for the remainder of the year.

         In 1996, the Company commenced distribution of propane gas in southwestern Virginia. Because of shared costs and similarities such as easily converted appliances, many natural gas utilities provide both products to their customers. Customers often do not distinguish between the two forms of gas when used in the home. The Company intends, in part, to develop its propane distribution business through selective acquisitions. In that regard, the Company acquired a portion of Blue Grass Oils, Inc.'s existing propane distribution business in Buchanan, Dickenson and Russell Counties and in the western part of Tazewell County, Virginia in April 1997. The Company is also expanding its propane distribution operations through an aggressive growth program. At the end of 1997, the Company was providing propane gas service to over 1,900 customers in southwestern Virginia.

Exploration, Production, Gathering, and Marketing Operations

         Drilling Activity. The Company did not drill or complete any natural gas wells during 1996 or 1997.

         Service Operations. The Company engages in the business of supervising drilling operations and operating producing wells. As of December 31, 1997 the Company operated 80 wells located in Virginia and West Virginia. As operator of producing wells, the Company is responsible for the maintenance and verification of all production records, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production operations for producing wells and is paid for such services on a per well, monthly fee basis.

         Gas Gathering Operations. The Company and the Storage Company operate various unregulated natural gas gathering systems located mainly in Dickenson and Buchanan Counties in Virginia which connect the Company's operated wells to interstate pipelines. The gathering systems consist of 102.6 miles of pipeline, two 640 horsepower compressor stations and one 120 horsepower compressor station. The gathering systems connect the Company's natural gas production to the ETNG, CNG and TCO interstate pipeline systems as well as to the Distribution Company's distribution system.

         For such natural gas gathering services, the Company and the Storage Company collect certain transportation allowances from producers (owners of natural gas). Transportation allowances vary depending upon contractual arrangements and currently range from $.05 to $.50 per MMBtu.

         Marketing. In 1997 the Company commenced marketing operations of natural gas. The Company currently markets and sells natural gas provided from Company-operated wells and facilities. The Company anticipates that future expansion of its marketing operations will include purchases of natural gas supplies from third party sources, storing these supplies in its Saltville Facility and marketing these supplies to its customers.

Competition

         The Company competes with major utility companies and pipeline companies in the areas of utility services and pipeline operations. The deregulation of the natural gas industry has provided the Company with marketing and transportation opportunities; however, other pipeline companies, marketers and brokers with resources far greater than the Company likewise are the beneficiaries of such deregulation. While the Company and the Storage Company currently own and operate the only underground natural gas storage facilities in Virginia, it is possible that other distribution and marketing companies could develop other underground natural gas storage facilities and companies could rely on other methods of storage such as above-ground stored liquefied natural gas. The Company competes in the areas of exploration, production, transportation and marketing of natural gas and distribution of propane with major oil companies, other independent oil and gas concerns and individual producers and operators. Many of the Company's competitors have substantially greater financial and other resources than the Company.

Regulation

         VSCC Regulation. The Company's and the Storage Company's natural gas storage operations are regulated primarily by the VSCC and the FERC, which has jurisdiction over interstate sales of storage services. Storage rates are subject to VSCC approval and are based on the cost of service of the facility, which provide for an approved rate of return. A facility can apply for revised rates based on actual costs if they are higher than previously anticipated and conversely the VSCC may require a reduction in rates if returns are higher than anticipated.

         The Company's non-gathering pipeline operations will also be regulated by the VSCC. Substantially all of the operations conducted through these pipelines would constitute common carrier pipeline activities. Such common carrier activities are those under which transportation in the pipeline is available at tariff rates published with the VSCC to any shipper of natural gas who requests such services, provided that each product for which transportation is requested satisfies the conditions and specifications for transportation.

         The natural gas distribution operations of the Distribution Company are also regulated by the VSCC, which regulates the rates which may be charged to end-users, setting them at levels sufficient to recover the cost of service to its customers including an approved rate of return.

         The Company's gathering facilities and propane distribution operations are not subject to service or rate regulation from the VSCC.

         FERC Regulation. The Company's operations either are not governed by, or by virtue of limited jurisdiction certificates having been issued by FERC, are exempt from, further regulation by FERC under the Natural Gas Act.

         Environmental and Safety Regulation. The operations of the Company are subject to various federal, state and local environmental laws. In particular, operations in Virginia are subject to the Virginia Clean Air Act as administered by the Virginia Department of Environmental Quality ("VDEQ"). The Virginia Clean Air Act restricts emissions from wells, pipelines and processing plants, and the VDEQ may curtail operations not meeting minimum standards. The design, construction, operation and maintenance of the Company's VSCC jurisdictional facilities are subject to the safety regulations established by the United States Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended, or by state agency regulations meeting the requirements thereunder. The Company is also subject to other federal, state and local laws covering the handling or discharge into the environment of materials used by the Company, or otherwise relating to protection of the environment, safety and health.

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

Title to Properties

         Substantially all of the properties comprising the Saltville Facility and the Early Grove Field are situated on land not owned by the Company or the Storage Company.

         The Company's rights to develop and operate the Saltville Facility are derived from a deed from the Industrial Development Authority of the town of Saltville. The deed provides the Company with rights to store gas, rights to use any facilities and surface area for natural gas storage use and rights to remove salts to create cavities for natural gas storage. The deed encompasses approximately 11,000 acres of storage rights in Washington and Smyth Counties, Virginia.

         The Storage Company's rights to develop and operate the Early Grove Field are derived from its ownership of mineral leasehold rights and from surface easements.

         The Company's existing pipelines, and gathering systems and distribution systems are situated on land not owned by the Company but as to which the Company and its affiliates have easements from the landowners permitting the use of such land for the construction and operation of pipeline facilities. The Company has received or intends to receive franchises, easements, licenses, permits and other authorizations to construct and operate proposed or future pipelines, gathering systems and distribution systems within the jurisdiction of various cities, counties and other government agencies and jurisdictions, as well as along and across waterways and rights-of-way for federal, state, county and city highways, streets and roads.

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

Employees

         As of December 31, 1997, the Company, its subsidiaries and affiliated companies employed 46 persons on a full time basis, none of whom is covered by a collective bargaining agreement.

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

                       APPROXIMATE NUMBER OF STOCKHOLDERS


                                                         Number of Stockholders
                                                            of Record as of
                                                           December 31, 1997
                     Title of Class
Common stock, par value $.001                                     1,600
Warrants to purchase common stock                                   26

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "VGCO." The following table sets forth, for the periods indicated, the high and low sales prices of the common stock, compiled from quotations supplied by the Nasdaq Monthly Statistical Report (the stock began trading on October 4, 1996), in addition to dividends per share declared for the periods indicated:

                                                          Price Range of
                                                           Common Stock
                                                      ------------------------       Dividends
                                                        High             Low         per Share
                                                      -------          -------      ----------
1996
      Fourth Quarter                                  $  7 3/4        $  6 1/2       $  0.0125
1997
      First Quarter                                     10 1/2           7 1/4          0.0150
      Second Quarter                                    10 3/4           8 3/4          0.0175
      Third Quarter                                     10 3/4           8 3/4          0.0175
      Fourth Quarter                                         9               8          0.0175
1998
      First Quarter (through March 24)                       9           7 1/4          --


         The Company paid cash dividends on its Common Stock for each of the years 1992 through 1997. There is no assurance that the Board of Directors of the Company will authorize the Company to continue to pay cash dividends on its Common Stock in the future.

Item 6. Management's Discussion and Analysis


         The following discussion of the historical financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes contained in Part II, Item 7.

General

         The Company derives revenues from its storage, exploration, production, gathering, marketing and propane distribution operations. From its 50% investments in the Storage Company and the Distribution Company, the Company derives earnings from the storage, gathering and distribution operations of these companies. The Company accounts for its investments in these companies using the equity method.

         In its storage business, the Company receives fees for use of its storage space in addition to injection and withdrawal fees for the use of compression facilities, collectively referred to as storage revenues. Storage charges to customers are in accordance with storage rates included in tariffs approved by the Virginia State Corporation Commission.

         In its exploration and production business, the Company receives revenues from the sale of its natural gas production. The Company also receives revenues from managing the construction, drilling, development and operation of natural gas facilities, including management and operations fees. In its natural gas gathering business, revenues are generated from its ownership interest in gathering pipelines for natural gas traveling through its gathering systems. In its gas marketing operations, the Company generates revenues from the sale of natural gas. In its propane distribution business, the Company generates revenues from the sale of propane to industrial, commercial and residential customers.

         In the Storage Company's unregulated natural gas gathering business, revenues are generated from its ownership interest in gathering pipelines for natural gas traveling through its gathering systems. The Storage Company also provides unregulated winter gas supply services.

         In its distribution operations, the Distribution Company's gross profits are realized by the difference between the prices at which it purchases and the prices at which it sells natural gas to its industrial, commercial and residential customers. The prices at which the Distribution Company sells natural gas to its customers are in accordance with the rate schedules in its tariff filed with the Virginia State Corporation Commission. The Distribution Company purchases natural gas under short-term contracts which reflect the market price of natural gas.

Results of Operations for Years 1997 and 1996

         Overview. During the year ended December 31, 1997, the Company recorded net income of $908,000, compared to $608,000 for 1996. Net income per common share available to common stockholders for the years was $0.22 in 1997 compared with $0.21 in 1996. The number of weighted average shares used in calculating income per common share was 3,943,274 and 1,637,576 for the years ended December 31, 1997 and 1996, respectively. The adoption of SFAS No. 128 in 1997 resulted in no change to previously reported net income per share.

         Revenues. Total revenues increased 237% to $9.3 million for the year ended December 31, 1997 compared to $2.8 million for 1996. Natural gas sales and well operation revenues totaled $4.5 million for 1997 compared to $652,000 in 1996. The increase primarily reflects the formation of the Company's marketing operations during the first quarter of 1997. Sales of natural gas during 1997 totaled $4,199,000 on sales volumes of 1,594,000 MMBtu. These gas sales included sales of natural gas totaling $570,000 to a natural gas storage customer of the Company. Exploration and production revenues, reflecting the Company's revenue interest in these sales of natural gas, consisted of natural gas sales of $388,000 and well operation revenues of $265,000 during 1997 compared to $374,000 and $278,000, respectively, for 1996.

         Propane sales totaled $643,000 during 1997 on sales volumes of 652,000 gallons, compared with 1996 sales of $47,000 on sales volumes of 51,000 gallons.

         Natural gas storage revenues totaled $2.4 million for the year ended December 31, 1997, compared with $769,000 for 1996. Initial injections of customer gas into the Company's storage facility located in Saltville, Virginia, began in August 1996.

         Management revenues, interest and other income increased 42% to $1.7 million in 1997, compared to $1.2 million in 1996, primarily as a result of an increase in interest income of $486,000.

         Costs and Expenses. Total operating costs and expenses increased $5.5 million to $6.8 million for the year ended December 31, 1997, compared to $1.3 million for 1996. Production and purchased gas expenses increased to $1.2 million in 1997 from $134,000 in 1996. This increase reflects increased production expenses, increased purchased gas expense attributed to the expanding propane distribution operations and purchased gas expense related to the sale of natural gas to a storage customer of the Company.

         Operation and maintenance expenses totaled $684,000 in 1997 compared to $173,000 in 1996, primarily reflecting operating costs related to the Saltville storage facility in addition to the propane distribution operations.

         Cost of natural gas sold, related to the Company's marketing of natural gas, totaled $3.1 million for the year ended December 31, 1997, compared to zero in 1996, reflecting the initiation of marketing operations and the corresponding costs.

         General and administrative costs totaled $1.0 million in 1997, an increase of $354,000 from 1996 costs of $646,000. This increase largely reflects the growth in Company operations and the accompanying growth in personnel and facilities.

         Depreciation, depletion and amortization increased 108% to $806,000 for the year ended December 31, 1997 from $387,000 in 1996. This increase reflects the recovery of costs for capital projects recently placed into service, including the Company's Saltville storage facility and the expanding propane distribution operations.

         Interest Expense. Interest expense increased 50% to $1.5 million in 1997 from $1.0 million in 1996, primarily due to additional tax-exempt bond financing and short-term borrowings. The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Capitalized interest totaled $328,000 in 1997 and $290,000 in 1996.

         Equity in Earnings of Affiliates. The Company has a 50% ownership interest in two affiliated companies which provide natural gas storage, gathering and distribution services. The Company accounts for its investments in these companies using the equity method. For the year ended December 31, 1997, the Company's equity in earnings of these affiliates decreased 36% to $217,000 from $340,000 in 1996. This decrease reflects increased operating expenses related to natural gas storage and distribution operations in addition to higher interest costs.

         Income Taxes. Using the asset-and-liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. The Company's provision for income taxes as a percentage of income before its equity in earnings of affiliates (the Company's equity in earnings of affiliates is reflected on a post-income tax basis) was 30% in 1997 and 36% in 1996.

         Equity Investments

         Natural Gas Storage. Storage revenues from the Early Grove storage facility totaled $2.5 million in 1997, an increase of $400,000 over 1996 revenues of $2.1 million. This increase is attributable to an increase in leased storage capacity at the facility.

         Natural Gas Gathering. Gathering revenues totaled $312,000 in 1997, reflecting a decrease of $66,000 from 1996 gathering revenues of $378,000. This decrease primarily reflects a decrease in system throughput during 1997 of 204,068 MMBtu. Revenues from winter service and other natural gas sales totaled $1.5 million in 1997 compared to $1.1 million in 1996. Purchased gas expense related to these sales totaled $1.3 million and $974,000 for the years ended December 31, 1997 and 1996, respectively.

         Natural Gas Distribution. Distribution revenues increased to $891,000 in 1997 from $629,000 in 1996, an increase of 42%. This increase primarily reflects increased usage by industrial customers, reflecting 1997 expansions of distribution facilities in Russell County. Sales volumes for 1997 totaled 172,939 MMBtu, an increase of 59,561 MMBtu from 1996 sales volumes of 113,378 MMBtu. Purchased gas costs related to these sales totaled $513,000 and $330,000 in 1997 and 1996, respectively.

         The Distribution Company incurred a loss on operations for the year. The expansion of distribution facilities in Russell County for a major customer resulted in increased expenses for the Company, which will not be fully recoverable until late 1998 or early 1999 when the customer's natural gas usage is expected to approach normal capacity. Similarly, natural gas contracts, linked to the price of fuel oil and/or propane, for several commercial customers suffered modest revenue shortfalls due to falling prices for fuel oil and propane. Efforts are currently underway for renegotiating these contracts and, if successful, the Distribution Company expects to obtain better results from operations in 1998.

Liquidity and Capital Resources

         Working Capital

         At December 31, 1997, the Company's working capital reflected a $13.0 million surplus, an increase in working capital from the $430,000 deficit at December 31, 1996. The Company's current ratio at December 31, 1997 was 7.95, an increase from the ratio of 0.87 at December 31, 1996. The combined working capital of the Storage Company and the Distribution Company decreased to a $1.3 million deficit at December 31, 1997 from the $600,000 deficit at December 31, 1996. The combined current ratio of these companies was 0.64 at December 31, 1997.

         Investing and Financing Activities

         The Company's cash requirements in the past have been met out of cash generated from operations, proceeds from the issuance of the Company's common stock, amounts borrowed in conjunction with tax-exempt bonds issued by the Industrial Development Authorities of Russell and Buchanan Counties, Virginia in addition to other borrowings. The Company's rapid pace of growth and the timing of the completion of financing transactions periodically have limited the Company's short-term liquidity. On December 31, 1997, the Company had a cash and cash equivalent balance of $11,751,000 compared to $1,653,000 at December 31, 1996.

         Capital investments of $6.9 million in 1997 reflect primarily the continued development of the Saltville storage facility ($3.7 million), the P-25 pipeline project ($0.95 million) and the expansion of propane distribution facilities ($1.7 million).

         Capital investments of $11.6 million in 1996 reflect primarily the development of the Saltville storage facility ($10.3 million) and the P-25 pipeline project ($0.9 million).

         In September 1997, the Company completed a secondary public offering of its common stock. The offering resulted in the issuance of an additional 2,300,000 common shares of the Company at $8.50 per share. Net proceeds realized from the offering approximated $17.5 million. The common stock of the Company is traded on the Nasdaq National Market under the symbol "VGCO."

         In October 1996, the Company completed an initial public offering of its common stock. The offering resulted in the issuance of an additional 1,533,000 common shares of the Company at $6 per share. Net proceeds realized from the offering approximated $8 million.

         In July 1996 the Company issued 42,000 shares of its common stock to an officer of the Company. The net proceeds of the sale of these shares were $252,000.

         In May 1996 the Company issued 800,058 shares of its common stock to one investor pursuant to a private placement. The net proceeds of the sale of these shares were approximately $4.4 million.

         The Company's material capital expenditure commitments for 1998 are expected to include $12.9 million for the development of the P-25 intrastate pipeline and $2.9 million for continued development of the Saltville storage facility. Funding for these commitments will be obtained from a portion of the proceeds of the September 1997 secondary public offering, proceeds from additional borrowings and operating cash flows of the Company.

Recent Accounting Pronouncements

         Effective for the fiscal year ended December 31, 1998, the Company is required to adopt SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company does not expect that adoption of these standards will have a material impact on the Company's financial position or results of operations. The adoption of SFAS No. 130 will require reporting comprehensive income in an alternative format prescribed by the standard.

Year 2000 Issue

         The Company uses vendor-supported software exclusively. After discussions with vendors, the Company believes that the year 2000 issue has been appropriately addressed and does not expect the year 2000 issue to have a material adverse impact on the financial position, results of operations, or cash flows in future periods.

Debt Refinancing

         On March 19, 1998 the Company completed a significant financing arrangement with the John Hancock Mutual Life Insurance Companies. Under the terms of the arrangement, Virginia Gas Company issued to John Hancock $24 million of 8.5% senior notes due 2012. With the proceeds, the Company retired approximately $19.5 million of industrial revenue bonds which had an average interest rate of 9%. The remaining proceeds will be used to develop segments of the Company's pipeline expansion projects and to fund other planned corporate expansions. In addition, the retirement of the industrial revenue bonds released, for the Company's use, another $2.1 million (including interest earned through March 19, 1998) of reserve funds associated with the issuance of the bonds. These funds will also be used to fund planned corporate expansions.

         As a result of the refinancing described above, the Company will incur, during the first quarter of 1998, a one time after tax charge to earnings of approximately $815,000. This is due to accelerated amortization of issue costs previously expensed over the term of the industrial revenue bonds, and defeasement premiums, interest, and fees associated with the 1994 Russell
County bond issue.

Item 7. Financial Statements



                      Virginia Gas Company and Subsidiaries
                   Index to Consolidated Financial Statements


                                                                                                      Page
                                                                                                     ------
Report of Independent Public Accountants                                                               17
Consolidated Balance Sheets as of December 31, 1997 and 1996                                           18
Consolidated Statements of Income for the years ended December 31, 1997 and 1996                       19
Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1997 and 1996                                                                             20
Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996                   21
Notes to Consolidated Financial Statements                                                             22

                    Report of Independent Public Accountants


To the Board of Directors and Stockholders of Virginia Gas Company:

We have audited the accompanying consolidated balance sheets of Virginia Gas Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Gas Company and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Richmond, Virginia
March 6, 1998
(except with respect to the
   matter discussed in Note 15,
   as to which the date is
   March 19, 1998)

                      Virginia Gas Company and Subsidiaries

                           Consolidated Balance Sheets
                        As of December 31, 1997 and 1996


                                     Assets
                                                                                             1997                 1996
                                                                                          -----------          -----------
Current assets:
    Cash and cash equivalents                                                             $11,750,899          $ 1,652,838
    Accounts receivable                                                                     2,681,818            1,073,276
    Notes receivable                                                                          120,898              114,556
    Other current assets                                                                      305,223              134,862
                                                                                          -----------          -----------
                  Total current assets                                                     14,858,838            2,975,532

Property and equipment, net                                                                22,459,289           16,343,480
Investment in affiliated companies                                                          4,459,937            4,243,020
Notes receivable - affiliated companies                                                    12,900,164            9,371,062
Other assets                                                                                1,159,272              577,309
                                                                                          -----------          -----------
                  Total assets                                                            $55,837,500          $33,510,403
                                                                                          -----------          -----------
                                                                                          -----------          -----------
                      Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable                                                                         $      --            $   250,000
    Current portion of long-term debt                                                         218,611            1,244,490
    Accounts payable                                                                        1,092,846            1,197,555
    Funds held for future distribution                                                        511,099              544,475
    Other current liabilities                                                                  46,111              168,709
                                                                                          -----------          -----------
                  Total current liabilities                                                 1,868,667            3,405,229

Long-term debt                                                                             19,728,422           12,137,729

Deferred income taxes                                                                         925,908              629,914
                                                                                          -----------          -----------
                  Total liabilities                                                        22,522,997           16,172,872
                                                                                          -----------          -----------
Stockholders' equity:
    Preferred stock - No par, 2,000 shares authorized, issued, and
       outstanding as of December 31, 1996                                                       --              1,725,000
    Common stock - par value $.001, 10,000,000 shares authorized, 5,504,906 and
       3,150,744 shares issued and outstanding as of December 31, 1997 and 1996,
       respectively                                                                             5,505                3,151
    Additional paid-in capital                                                             31,241,082           14,152,137
    Retained earnings                                                                       2,067,916            1,457,243
                                                                                          -----------          -----------
                  Total stockholders' equity                                               33,314,503           17,337,531
                                                                                          -----------          -----------
                  Total liabilities and stockholders' equity                              $55,837,500          $33,510,403
                                                                                          -----------          -----------
                                                                                          -----------          -----------

 The accompanying notes are an integral part of these consolidated balance sheets.

                      Virginia Gas Company and Subsidiaries


                        Consolidated Statements of Income
                 For the Years Ended December 31, 1997 and 1996



                                                                      1997               1996
                                                                   ----------          ----------
Revenue:
    Operating revenue                                              $7,897,394          $1,772,970
    Interest and other income                                       1,446,233             996,748
                                                                   ----------          ----------
                                                                    9,343,627           2,769,718
                                                                   ----------          ----------
Expenses:
    Cost of natural gas sold                                        3,105,310                --
    Purchased gas expense                                           1,025,014              28,537
    General and administrative                                      1,003,464             645,673
    Depreciation, depletion, and amortization                         806,469             387,116
    Operation and maintenance expense                                 683,763             173,445
    Production expenses                                               216,290             105,910
                                                                   ----------          ----------
                                                                    6,840,310           1,340,681
                                                                   ----------          ----------
Other expense:
    Interest                                                        1,513,964           1,006,800
    Other                                                                --                 2,771
                                                                   ----------          ----------
                                                                    1,513,964           1,009,571
                                                                   ----------          ----------
Income before earnings of affiliated companies and income
   taxes                                                              989,353             419,466
Equity in earnings of affiliated companies                            216,917             339,927
                                                                   ----------          ----------
Income before income taxes                                          1,206,270             759,393
Provision for income taxes                                            298,663             151,827
                                                                   ----------          ----------
Net income                                                         $  907,607          $  607,566
                                                                   ----------          ----------
                                                                   ----------          ----------
Net income available to common stockholders                        $  850,552          $  347,566
                                                                   ----------          ----------
                                                                   ----------          ----------
Basic and dilutive net income per common share                     $     0.22          $     0.21
                                                                   ----------          ----------
                                                                   ----------          ----------


 The accompanying notes are an integral part of these consolidated financial statements.

                      Virginia Gas Company and Subsidiaries


           Consolidated Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1997 and 1996



                                                                                               Additional
                                                            Preferred          Common            Paid-in           Retained
                                                              Stock            Stock             Capital           Earnings
                                                           ------------      ------------      ------------      ------------
Balance, December 31, 1995                                 $  1,725,000      $  2,288,741      $    275,000      $  1,141,183
    Issuance of 800,058 shares of common stock                     --           4,401,317              --                --
    Change from no par to $.001 par value of common
       stock                                                       --          (6,688,522)        6,688,522              --
    Issuance of 42,000 shares of common stock                      --                  42           251,958              --
    Issuance of 40,000 shares of common stock to
       officers and employees, net of notes receivable
       of $240,000                                                 --                  40              --                --
    Issuance of 1,533,000 shares of common stock                   --               1,533         7,911,657              --
    Payment for cancellation of warrant and
     options                                                       --                --            (975,000)             --
    Net income                                                     --                --                --             607,566
    Preferred stock dividends paid                                 --                --                --            (260,000)
    Common stock dividends paid                                    --                --                --             (31,506)
                                                           ------------      ------------      ------------      ------------
Balance, December 31, 1996                                    1,725,000             3,151        14,152,137         1,457,243
    Issuance of 54,162 shares of common stock pursuant
       to exercise of warrant                                      --                  54              --                --
    Redemption of 2,000 shares of preferred stock            (1,725,000)             --            (275,000)             --
    Issuance of 2,300,000 shares of common stock                   --               2,300        17,504,623              --
    Payment for cancellation of options                            --                --            (140,678)             --
    Net income                                                     --                --                --             907,607
    Preferred stock dividends paid                                 --                --                --             (57,055)
    Common stock dividends paid                                    --                --                --            (239,879)
                                                           ------------      ------------      ------------      ------------
Balance, December 31, 1997                                 $       --        $      5,505      $ 31,241,082      $  2,067,916
                                                           ------------      ------------      ------------      ------------
                                                           ------------      ------------      ------------      ------------


 The accompanying notes are an integral part of these consolidated financial statements.

                      Virginia Gas Company and Subsidiaries


                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1997 and 1996

                                                                                 1997              1996
                                                                              ------------      ------------
Cash flows from operating activities:
    Net income                                                                $    907,607      $    607,566
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion, and amortization                                 806,469           387,116
         Undistributed earnings of affiliated companies                           (216,917)         (339,927)
         Deferred income taxes                                                     295,994           141,596
         Increase in accounts receivable                                        (1,608,542)         (180,903)
         (Increase) decrease in other current assets                              (170,361)           66,720
         Decrease in other assets                                                  278,971            20,477
         Decrease in notes payable                                                (250,000)         (332,212)
         Decrease in accounts payable                                             (104,709)         (978,177)
         (Decrease) increase in other current liabilities                         (155,974)          190,145
                                                                              ------------      ------------
                  Net cash used in operating activities                           (217,462)         (417,599)
                                                                              ------------      ------------
Cash flows from investing activities:
    Capital expenditures                                                        (6,097,356)       (9,803,768)
    Issuance of note receivable                                                 (3,650,000)             --
    Payments received on notes receivable                                          114,556           128,221
                                                                              ------------      ------------
                  Net cash used in investing activities                         (9,632,800)       (9,675,547)
                                                                              ------------      ------------
Cash flows from financing activities:
    Payment of loan principal                                                   (3,330,959)       (2,731,952)
    Proceeds from new loans                                                      9,100,000         1,100,000
    Proceeds from issuance of common stock, net                                 17,506,977        12,566,547
    Redemption of preferred stock                                               (2,000,000)             --
    Purchase of warrants and options                                              (140,678)         (975,000)
    Payment of debt issuance costs                                                (331,333)          (54,719)
    Establishment of financing reserve funds                                      (558,750)             --
    Dividends paid                                                                (296,934)         (291,506)
                                                                              ------------      ------------
                  Net cash provided by financing activities                     19,948,323         9,613,370
                                                                              ------------      ------------
Net increase (decrease) in cash                                                 10,098,061          (479,776)
Cash, beginning of year                                                          1,652,838         2,132,614
                                                                              ------------      ------------
Cash, end of year                                                             $ 11,750,899      $  1,652,838
                                                                              ------------      ------------
                                                                              ------------      ------------
Supplemental disclosure:
    Interest paid                                                             $  1,972,624      $  1,282,705
                                                                              ------------      ------------
                                                                              ------------      ------------
    Income taxes paid                                                         $     22,158      $     26,158
                                                                              ------------      ------------
                                                                              ------------      ------------


 The accompanying notes are an integral part of these consolidated financial statements.

                      Virginia Gas Company and Subsidiaries

                   Notes to Consolidated Financial Statements
                        As of December 31, 1997 and 1996


  1. Description of Operations:

Virginia Gas Company (the "Company") was organized in 1987 under the laws of the state of Delaware. The Company, directly or through affiliated companies, is primarily engaged in the storage, marketing, distribution, gathering, exploration, and production of natural gas, and the distribution of propane gas, principally in the southwestern counties of the Commonwealth of Virginia.

  2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements for 1997 include the accounts of four wholly owned subsidiaries. The consolidated financial statements for 1996 include the accounts of three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments which have an original maturity at purchase of three months or less.

Investment in Affiliated Companies

The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

Combined financial information as of December 31, 1997 and 1996, and for the years then ended, for investments in affiliated companies accounted for by the equity method is as follows.


                                                     1997               1996
                                                 -----------         -----------
Current assets                                   $ 2,352,128         $ 2,386,057
Property and equipment, net                       21,479,467          16,079,543
Other assets                                       5,318,164           4,917,958
                                                 -----------         -----------
                                                 $29,149,759         $23,383,558
                                                 -----------         -----------

Current liabilities                              $ 3,662,965         $ 2,941,557
Long-term debt payable to:
    Affiliated companies                          15,848,285          11,390,406
    Third parties                                      5,194              13,870
Other liabilities                                    713,441             551,686
Stockholders' equity                               8,919,874           8,486,039
                                                 -----------         -----------
                                                 $29,149,759         $23,383,558
                                                 -----------         -----------


                                                       For the Years Ended
                                                           December 31
                                                     1997               1996
                                                 -----------         -----------
Revenues                                         $ 5,977,069         $ 5,008,509
Income before income taxes                           657,329           1,030,079
Net income                                           433,835             679,853


The Company provides certain general and administrative services for Virginia Gas Storage Company and Virginia Gas Distribution Company. These services include professional services, insurance coverage and administrative services. Other transactions include purchases and sales of natural gas, natural gas storage, and technical services provided for the affiliated companies.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes natural gas sales and gathering revenues upon delivery of natural gas to the common pipeline carrier. Storage revenues are recognized evenly throughout the contract terms with injection and withdrawal revenues recognized as natural gas is injected or withdrawn from the storage facility. Propane gas sales are recognized upon delivery of gas to the customer.



In January 1997, the Company's wholly owned subsidiary, Virginia Gas Marketing Company, began marketing natural gas services. These services include the marketing of natural gas and are later expected to include natural gas storage services. The initial source of natural gas supply will be provided by Company-operated wells and initial future storage services will be provided by facilities operated by the Company and/or its affiliated companies. Revenues attributable to the marketing operations totaled $3.6 million for the year ended December 31, 1997.

Income Per Common Share

Income per common share is computed in accordance with SFAS No. 128, "Earnings per Share," using the weighted-average shares of common stock and dilutive common stock equivalents (options and warrants) outstanding during the respective periods. Adoption of SFAS No. 128 in 1997 resulted in no change to previously reported net income per share. Net income available to common stockholders is net income less dividends on preferred stock. The number of weighted-average shares used in calculating income per common share was 3,943,274 and 1,637,576 for the years ended December 31, 1997 and 1996, respectively, after retroactive effect of a 103.1667 per share stock split, as discussed in Note 9.

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

Capitalized Interest

The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Interest capitalized totaled $328,011 and $290,398 for the years ended December 31, 1997 and 1996, respectively.

Other Assets

In conjunction with the 1997 issuance of the Russell County, the 1995 issuance of the Buchanan County and the 1994 issuance of the Russell County and Buchanan County, Virginia, Natural Gas Facilities Revenue Bonds by the Industrial Development Authorities of the respective counties, reserve funds have been established by the trustee for each issuance. Amounts in the reserve funds will be used to make payments of principal and interest, whether at maturity, by acceleration, call for redemption, or otherwise, where trust funds accumulated by scheduled Company payments are insufficient to satisfy bond requirements. Such amounts are invested in debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. The Company records these investments at cost and recognizes related interest as earned. The carrying value of investments approximates market value.

Costs incurred in conjunction with financing transactions are amortized on a basis that approximates the effective interest method.

Funds Held for Future Distribution

Revenues are collected by the Company as operator and marketer of the gas sold on behalf of the working interest parties and held for final distribution to them and to landowners. Until these funds are distributed, they are recorded as funds held for future distribution.


Income Taxes

Income taxes are accounted for using the asset-and-liability method. Under the asset-and-liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

Reclassifications

Certain reclassifications have been made in the 1996 balances to conform with the 1997 presentation.

  3. Accounts Receivable:

                                                       1997              1996
                                                    ----------        ----------
Trade receivables                                   $  654,624        $  451,436
Lease operating expenses receivable                    130,294           145,528
Joint-interest receivables                              96,320            64,098
Due from affiliated companies                        1,800,580           412,214
                                                    ----------        ----------
                                                    $2,681,818        $1,073,276
                                                    ----------        ----------
                                                    ----------        ----------

The majority of the Company's accounts receivable are due from companies predominately involved in the marketing and distribution of oil and gas products.

  4. Notes Receivable - Affiliated Companies:

                                                                                        1997             1996
                                                                                    ------------      ------------
Note receivable from Virginia Gas Distribution Company; interest receivable at
    9.5%; principal payable in maturities of $110,000 to
    $447,000 from 2002 to 2017                                                      $  3,650,000      $       --

Note receivable from Virginia Gas Distribution Company; interest receivable at
    9%; principal payable in maturities of $4,000 to
    $263,000 from 1999 to 2020                                                         2,879,214         2,879,214

Note receivable from Virginia Gas Storage Company; interest receivable at 8.88%;
    principal payable in maturities of $12,000 to $241,000
    from 1995 to 2017                                                                  2,504,839         2,567,837

Note receivable from Virginia Gas Distribution Company; interest receivable at
    7.35%; principal payable in maturities of $17,000 to
    $97,000 from 1996 to 2023                                                          1,268,288         1,284,833

Note receivable from Virginia Gas Storage Company; interest receivable at 7.35%;
    principal payable in maturities of $13,000 to $77,000
    from 1996 to 2023                                                                  1,005,462         1,018,580

Note receivable from Virginia Gas Distribution Company; interest receivable at
    8.88%; principal payable in maturities of $4,000 to
    $84,000 from 1995 to 2017                                                            870,562           892,457

Note receivable from Virginia Gas Storage Company; interest receivable at 9%;
    principal payable in maturities of $1,000 to $77,000 from
    1999 to 2020                                                                         842,697           842,697
                                                                                    ------------      ------------
                                                                                      13,021,062         9,485,618
Less- Current portion                                                                   (120,898)         (114,556)
                                                                                    ------------      ------------
                                                                                    $ 12,900,164      $  9,371,062
                                                                                    ------------      ------------
                                                                                    ------------      ------------

  5. Property and Equipment:


                                                                                            1997             1996
                                                                                    ------------      ------------
Storage properties                                                                  $ 12,971,791      $  9,226,332
Pipelines                                                                              3,127,293         1,039,035
Producing properties                                                                   2,499,105         2,494,370
Propane facilities                                                                     1,658,805           165,756
Wells, pipelines, and storage properties in progress                                   3,300,630         3,973,172
Vehicles                                                                                 362,889           217,955
Building and improvements                                                                183,650           150,898
Office equipment                                                                         278,166           221,685
Well and pipeline equipment                                                               32,093            32,093
                                                                                    ------------      ------------
                                                                                      24,414,422        17,521,296
Less- Accumulated depreciation, depletion, and amortization                           (1,955,133)       (1,177,816)
                                                                                    ------------      ------------
                                                                                    $ 22,459,289      $ 16,343,480
                                                                                    ------------      ------------
                                                                                    ------------      ------------

  6. Other Assets:

                                                                                        1997             1996
                                                                                    ------------      ------------
Restricted cash and investments - reserve funds                                     $    688,792      $    116,809
Deferred financing costs                                                                 455,116           455,350
Other                                                                                     15,364             5,150
                                                                                    ------------      ------------
                                                                                    $  1,159,272      $    577,309
                                                                                    ------------      ------------
                                                                                    ------------      ------------

  7. Accounts Payable:

                                                                                         1997             1996
                                                                                    ------------      ------------
Trade payables                                                                      $    773,017      $    752,617
Payables to affiliated companies                                                         319,829           444,938
                                                                                    ------------      ------------
                                                                                    $  1,092,846      $  1,197,555
                                                                                    ------------      ------------
                                                                                    ------------      ------------


  8. Long-Term Debt:

                                                                                        1997             1996
                                                                                    ------------      ------------
Note payable to the Industrial Development Authority of Russell County,
    Virginia; interest payable monthly at 9.5%, beginning in March 1997;
    principal payable in maturities of $275,000 to $1,115,000 from 2002 to 2017     $  9,100,000      $       --

Note payable to the Industrial Development Authority of Buchanan County,
    Virginia; interest payable monthly at 9%, beginning in February 1996;
    principal payable in maturities of $5,000 to $342,000 from 1999 to 2020            3,750,000         3,750,000

Note payable to the Industrial Development Authority of Buchanan County,
    Virginia; interest payable monthly at an effective rate of 8.88%, beginning in December 1994; principal payable in maturities of $20,000
    to $386,000 from 1995 to 2017                                                      4,009,167         4,110,000

Note payable to the Industrial Development Authority of Russell County,
    Virginia; interest payable monthly at an effective rate of 7.35%, beginning in February 1994; principal payable in maturities of $35,000
    to $205,000 from 1996 to 2023                                                      2,682,917         2,717,917

Note payable to Tenneco Energy Resources Corporation; interest at Morgan
    Guaranty prime rate plus 3%; payable in quarterly installments of
    principal plus interest through 1997                                                    --             975,000

Note payable with interest at 8%; payable in monthly installments of principal and interest of $1,802 through November 2007; secured by an asset with a
    book value of $172,335 as of December 31, 1997                                       147,688              --

Note payable with interest at 7%; payable in monthly installments of principal and interest of $1,099; maturing in February 1999, with a final payment of
    $95,336 secured by an asset with a book value of
    $146,224 as of December 31, 1997                                                     101,504           107,283

Note payable with interest at 9%; interest payable in semiannual installments,
    maturing October 2024                                                                   --             100,000

Note payable to the Industrial Development Authority of Washington County,
    Virginia with interest at 9.25%; payable in monthly installments of principal and interest of $2,872 through October 1999; secured by an asset
    with a book value of $101,932 as of December 31, 1997                                 57,922            85,626


Note payable to Virginia Gas Distribution Company; interest payable at 9%;
    principal payable in maturities of $1,000 to $91,000 from 1999 to 2020                  --           1,000,000

Note payable to Virginia Gas Distribution Company; interest payable at 7.35%;
    principal payable in maturities of $5,000 to $30,000 from 1996 to 2023                  --             395,333

Note payable to Virginia Gas Storage Company; interest payable at 8%;
    balance due December 1997                                                               --              70,000

Notes payable through 2001 with interest from 9% to 10.75%; secured by assets
    with a book value of $97,166 as of December 31, 1997                                  97,835            71,060
                                                                                    ------------      ------------
                                                                                      19,947,033        13,382,219
Less- Current portion                                                                   (218,611)       (1,244,490)
                                                                                    ------------      ------------
Long-term debt                                                                      $ 19,728,422      $ 12,137,729
                                                                                    ------------      ------------
                                                                                    ------------      ------------


In February 1997, the Industrial Development Authority of Russell County, Virginia (the "Russell County Authority"), issued its Subordinated Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. The bonds are payable from and are secured by a promissory note issued by the Company to the Russell County Authority. A portion of the proceeds was loaned to an affiliated company and is being used to construct a natural gas distribution facility in and around the town of Lebanon, Virginia, and for related storage and pipeline facilities.

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

In January 1994, the Russell County Authority issued its Natural Gas Revenue Bond Series A and B with combined principal of $3,000,000. The bonds are payable from and are secured by a promissory note issued by the Company to the Russell County Authority. The proceeds were loaned by the Company to affiliated companies to construct a natural gas distribution facility in and around the town of Castlewood, Virginia, and for related supporting exploration and production, pipeline and storage facilities in the amount of $2,630,000 and to retire $370,000 of long-term debt.

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

On February 29, 1996, the Company purchased the interest of its joint venture partner in the development of the Saltville, Virginia, natural gas storage facility. The purchase price of the interest was $2,225,000, with consideration consisting of a $500,000 payment in March 1996 and the issuance of a promissory note for $1,725,000. The former joint venture partner retains the option to jointly develop with the Company on a 50-50 percent basis any additional storage caverns on the Saltville property.

As of December 31, 1997, principal payments on long-term debt for the next five years are as follows:

          1998                                                     $     218,611
          1999                                                           362,241
          2000                                                           188,853
          2001                                                           255,317
          2002                                                           514,793

Based upon the borrowing rates currently available to the Company for loans with similar terms and remaining maturities, the approximate fair value of long-term debt at December 31, 1997 and 1996, is approximately $20,201,000 and $12,972,000 respectively.

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

In June 1996 the Company issued warrants on a pro rata basis to shareholders of record of the Company as of May 17, 1996, to purchase an aggregate of 735,686 shares of the Company's common stock at a purchase price equal to 165 percent of the planned public offering price per share of $6, or $9.90 per share. In conjunction with the terms of the agreement under which the preferred stock and warrants were sold, the Company issued, in June 1996, warrants to the preferred stockholder to purchase an aggregate of 54,163 shares of the Company's common stock at a purchase price equal to 165 percent of the planned public offering price per share of $6, or $9.90 per share. At December 31, 1997, the Company had a total of 943,149 shares reserved pursuant to the warrants discussed above.

In May 1996, the Company completed a private placement for 800,058 shares of the Company's common stock, resulting in net proceeds to the Company of $4,401,317. All shares were sold to a single investor.

In September 1995, the Company issued for $2,000,000 cash consideration 2,000 shares of its Series A nonvoting preferred stock and warrants to purchase common stock equal to 6 percent of the then outstanding common stock of the Company (increasing 1 percent per year until September 29, 2000) all to one investment corporation. In February 1997, the Company redeemed the outstanding 2,000 shares of preferred stock for the liquidation price of $2,000,000 plus unpaid dividends.

In conjunction with the issuance of the subordinated indebtedness in April 1993, the Company issued a warrant entitling the lender to purchase 76,756 shares of the Company's common stock at $6.46 per share. Concurrent with the issuance of the warrant, the Company issued stock options to the lender to purchase a number of common shares sufficient for the lender to maintain 14 percent of the ownership of the Company's common stock on a fully diluted basis. The options granted the lender the right to purchase the common stock at 66 percent of the issue price of any proposed common stock offerings. In July 1996, the Company negotiated a release with the lender and paid $975,000 to the lender in exchange for the cancellation of the lender's warrant and options.

10.  Stock Options:

The Company has granted certain management and directors stock options that allow the individual to purchase previously unissued common shares at a set price. The exercise prices of options granted approximate the estimated fair market value, as determined by the Board of Directors, of the Company's common stock as of the grant date. At December 31, 1996, the Company was also obligated to grant options to certain members of management upon issuance of additional shares of the Company's common stock to ensure that these employees' portion of the Company's outstanding common stock will not become diluted. The Company's obligation was cancelled during 1997.

On July 1, 1997, the Company issued to certain of its officers and employees options to purchase 120,000 shares of the Company's common stock at an exercise price of $10 per share. The options are subject to a three-year vesting period from July 1, 1997 until June 30, 2000. The options expire on June 30, 2002. None of the options outstanding at December 31, 1997 are currently exercisable.

Changes in the options outstanding during the years ended December 31, 1997 and 1996, were as follows:

                                                                      Weighted-Average
                                                                           Exercise
                                                                           Price Per
                                                        Shares               Share
                                                       --------             --------
Outstanding, December 31, 1995                           14,650               $8.72
    Granted                                              70,004               $8.72
                                                       --------
Outstanding, December 31, 1996                           84,654               $8.72
    Granted                                              43,266               $8.72
    Granted                                             120,000              $10.00
    Cancelled                                          (137,920)              $8.81
                                                       --------
Outstanding, December 31, 1997                          110,000              $10.00
                                                       --------
                                                       --------

In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and elected to account for its stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these stock options been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced by approximately $28,000 ($.01 per share) in 1997, and would not have been materially different from amounts reported for 1996. The weighted average fair value of options granted during 1997 and 1996 was approximately $3.80 and $1.00, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 1997 and 1996, respectively: risk-free rate of return of 6.3% and 6.0%; expected dividend yield of .71% and .67%; expected time of exercise of five and three years; expected volatility of 34% in both years.

11.  Commitments and Contingent Liabilities:

Certain of the Company's leases require the Company to pay minimum royalties or rentals. The aggregate minimum royalty and rental payments on leases for the next five years are as follows.


          1998                                                   $  38,746
          1999                                                      34,278
          2000                                                      30,728
          2001                                                      29,828
          2002                                                      26,886

The Company is subject to various Federal, state, and local laws and regulations relating to the protection of the environment. The Company believes that it is in compliance with these laws and regulations and does not expect to incur significant capital expenditures in future years to maintain compliance.

12.  Sales to Major Customers:

One of the Company's customers accounted for 22 percent and 31 percent of consolidated operating revenue for the years ended December 31, 1997 and 1996. One customer accounted for 16 percent, one customer accounted for 14 percent, while another customer accounted for 13 percent, respectively, of 1997 consolidated operating revenue.

13.  Income Taxes:

The components of the provision for income taxes are as follows:

                                                   1997                  1996
                                                ---------              ---------
Current:
    Federal                                     $   2,669              $  10,231
    State                                            --                     --
                                                ---------              ---------
                                                    2,669                 10,231
                                                ---------              ---------
Deferred:
    Federal                                       305,082                124,985
    State                                          (9,088)                16,611
                                                ---------              ---------
                                                  295,994                141,596
                                                ---------              ---------
                                                $ 298,663              $ 151,827
                                                ---------              ---------


The components of deferred tax assets and liabilities are as follows:

                                                          1997           1996
                                                       ----------     ----------
Deferred tax assets:
    Minimum tax credit carryforwards                   $  111,615     $  104,609
    Net operating loss carryforward                       146,456         86,910
                                                       ----------     ----------
                  Total                                   258,071        191,519
                                                       ----------     ----------
Deferred tax liabilities:
    Capital assets                                      1,183,979        821,433
                                                       ----------     ----------
                  Net deferred tax liabilities         $  925,908     $  629,914
                                                       ----------     ----------
                                                       ----------     ----------


The Company has no valuation allowances as of December 31, 1997 and there were no changes in the valuation allowance during the years ended December 31, 1997 or 1996.

A reconciliation of the tax provision at the statutory Federal income tax rate and the Company's actual provision for income tax is as follows:

                                                         1997           1996
                                                       ---------      ---------
Tax at statutory rate of 34%                           $ 410,132      $ 258,194
Equity in earnings of affiliated companies               (73,752)      (115,576)
State income taxes, less Federal benefit                  (5,998)        10,963
Statutory depletion in excess of cost depletion          (27,670)       (26,693)
Other, net                                                (4,049)        24,939
                                                       ---------      ---------
                                                       $ 298,663      $ 151,827
                                                       ---------      ---------
                                                       ---------      ---------

In addition, the Company has minimum tax credits that can be carried forward indefinitely to offset future regular tax. The aggregate amount of minimum tax credits available at December 31, 1997, is $111,615.

14.  Employment Commitments:

On May 23, 1996, the Company entered into a ten-year employment contract with its President and CEO (the "President"), which provides for an annual salary of $155,000. The contract provides for a bonus to be paid based upon 10 percent of the Company's pretax earnings on all amounts from $1,000,000 to $1,999,999 and 15 percent of the Company's pretax earnings on all amounts in excess of $2,000,000. The President's bonus for 1996 was $50,000. If the President is terminated by the Company for any reason other than for cause during the term of the employment contract, at the President's election, the Company would be obligated to purchase all or a portion of the shares held by him and his family (382,563 shares as of December 31, 1997 and 1996) at a price equal to 150 percent of the market value of the Company's shares on the date of termination. In addition, the Company would be obligated to pay the President in a lump sum all salary amounts owed through the term of the employment agreement plus an additional $2,000,000.

15.  Subsequent Event:

On March 19, 1998, the Company completed a significant financing arrangement with the John Hancock Mutual Life Insurance Companies. Under the terms of the arrangement, Virginia Gas Company issued to John Hancock $24 million of 8.5% senior notes due 2012. With the proceeds, the Company retired approximately $19.5 million of industrial revenue bonds which had an average interest rate of 9%. The remaining proceeds will be used to develop segments of the Company's pipeline expansion projects and to fund other planned corporate expansions. In addition, the retirement of the industrial revenue bonds released, for the Company's use, another $2.1 million (including interest earned through March 19, 1998) of reserve funds associated with the issuance of the bonds. These funds will also be used to fund planned corporate expansions.

As a result of the refinancing described above, the Company will incur, during the first quarter of 1998, a one time after tax charge to earnings of approximately $815,000. This is due to accelerated amortization of issue costs previously expensed over the term of the industrial revenue bonds, and defeasement premiums, interest, and fees associated with the 1994 Russell County bond issue.

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

                                    Part III

Item 9.  Directors and Executive Officers of the Company

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB as the Company's definitive proxy statement for the Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1997. The information provided in the definitive proxy statement is incorporated herein by reference.

Item 10. Executive Compensation

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB as the Company's definitive proxy statement for the Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1997. The information provided in the definitive proxy statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB as the Company's definitive proxy statement for the Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1997. The information provided in the definitive proxy statement is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB as the Company's definitive proxy statement for the Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1997. The information provided in the definitive proxy statement is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

The following exhibits are included:


        Exhibit                  Description of Exhibit
       --------                  ----------------------
         3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         3.2 Bylaws (incorporated by reference to Exhibit 3.2 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         4.2 Loan Agreement between Industrial Development Authority of Russell County, Virginia and Virginia Gas Company (incorporated by reference to Exhibit 4.2 to Virginia Gas Company's Form SB-2 Registration No. 333-32009)
         4.3 Promissory Note between Industrial Development Authority of Russell County, Virginia and Virginia Gas Company (incorporated by reference to Exhibit 4.3 to Virginia Gas
                  Company's Form SB-2 Registration No. 333-32009)
         4.4      Loan Agreement between Industrial Development Authority of
                  Buchanan County, Virginia and Virginia Gas Company
                  (incorporated by reference to Exhibit 4.4 to Virginia Gas Company's Form SB-2 Registration No. 333-32009)
         4.5 Promissory Note between Industrial Development Authority of Buchanan County, Virginia and Virginia Gas Company (incorporated by reference to Exhibit 4.5 to Virginia Gas
                  Company's Form SB-2 Registration No. 333-32009)
         9.1      Shareholders' Agreement and Voting Trust (incorporated by
                  reference to Exhibit 9.1 to Virginia Gas Company's
                  Registration Statement, Registration No. 333-5362-NY).
         10.1 Series A Preferred Stock Securities Purchase Agreement by and between Virginia Gas Company and Sirrom Capital Corporation (incorporated by reference to Exhibit 10.1 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.2 Stock Purchase Warrant issued by Virginia Gas Company to Sirrom Capital Corporation (incorporated by reference to
                  Exhibit 10.2 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.3 Placement Agreement between Virginia Gas Company and Anderson & Strudwick, Incorporated (incorporated by reference to
                  Exhibit 10.3 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.4 Warrant to Anderson & Strudwick Incorporated (incorporated by reference to Exhibit 4.2 to Virginia Gas Company's Form SB-2 Registration No. 333-5362-NY)
         10.5     Employment Agreement between Virginia Gas Company and Michael
                  L. Edwards (incorporated by reference to Exhibit 10.6 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).

        Exhibit                  Description of Exhibit
       --------                  ----------------------

         10.6 Lease Agreement between J.D. Morefield, et.al. and Virginia Gas Company (incorporated by reference to Exhibit 10.7 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.7 Firm Gas Storage Agreement between Virginia Gas Storage Company and Roanoke Gas Company (incorporated by reference to
                  Exhibit 10.8 to Virginia Gas Company's Form SB-2 Registration No. 333-32009).
         10.8 Firm Storage Service Agreement between Virginia Gas Storage Company and Powell-Clinch Utility District (incorporated by reference to Exhibit 10.9 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.9 Firm Storage Service Agreement between Virginia Gas Storage Company and the Public Utility District of Jefferson and Cocke Counties, Tennessee (incorporated by reference to Exhibit
                  10.10 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.10 Gas Storage Agreement between Virginia Gas Storage Company and United Cities Gas Company (incorporated by reference to
                  Exhibit 10.11 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.11 Firm Gas Storage Agreement between Virginia Gas Storage Company and Knoxville Utilities Board (incorporated by reference to Exhibit 10.12 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.12 Winter Service Firm Natural Gas Sales Agreement between Virginia Gas Storage Company and Knoxville Utilities Board (incorporated by reference to Exhibit 10.13 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.13 Agreement for Construction, Ownership and Operation of the Haysi Gathering System between Virginia Gas Storage Company and Penn Virginia Resources Corporation (incorporated by reference to Exhibit 10.14 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.14 Interruptible Gathering Service Agreement between Columbia Gas Transmission Corporation and Virginia Gas Storage Company (incorporated by reference to Exhibit 10.15 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.15 Transfer Agreement between Virginia Gas Company and Tenneco Energy Resources Corporation (incorporated by reference to
                  Exhibit 10.16 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.16 Amendment to Transfer Agreement between Virginia Gas Company and Tenneco Energy Marketing Company, successor-in-interest to Tenneco Energy Resources Corporation (incorporated by reference to Exhibit 10.17 to Virginia Gas Company's Form
                  10-KSB for the fiscal year ended December 31, 1996)
         10.17    Promissory Note in principal amount of $1,725,000 in favor of
                  Tenneco Energy Resources Corporation (incorporated by
                  reference to Exhibit 10.17 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.18    United Cities Contract (incorporated by reference to Exhibit
                  10.18 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).
         10.19 Pipeline Balancing Agreement between East Tennessee Natural Gas Company and Virginia Gas Pipeline Company (incorporated by reference to Exhibit 10.19 to Virginia Gas Company's Registration Statement, Registration No. 333-5362-NY).

        Exhibit                  Description of Exhibit
       --------                  ----------------------

         10.20    Warrant to Shareholders (incorporated by reference to Exhibit
                  10.20 to Virginia Gas Company's Registration Statement,
                  Registration No. 333-5362-NY).
         10.21    Firm Storage Service Agreement between Virginia Gas Storage
                  Company and Sevier County Utility District (incorporated by reference to Exhibit 10.22 to Virginia Gas Company's Form
                  10-KSB for the fiscal year ended December 31, 1996)
         10.22    Firm Storage Service Agreement between Virginia Gas Storage
                  Company and Natural Gas Utility District of Hawkins County
                  (incorporated by reference to Exhibit 10.23 to Virginia Gas
                  Company's Form 10-KSB for the fiscal year ended December 31,
                  1996)
         10.23    Firm Storage Service Agreement between Virginia Gas Pipeline
                  Company and Citizens Gas Utility District (incorporated by reference to Exhibit 10.24 to Virginia Gas Company's Form
                  10-KSB for the fiscal year ended December 31, 1996)
         10.24    Firm Gas Storage Agreement between Virginia Gas Pipeline
                  Company and Knoxville Utilities Board (incorporated by
                  reference to Exhibit 10.25 to Virginia Gas Company's Form
                  10-KSB for the fiscal year ended December 31, 1996)
         10.25    Underwriting Agreement between Virginia Gas Company and
                  Anderson & Strudwick, Incorporated (incorporated by reference to Exhibit 1.1 to Virginia Gas Company's Form SB-2
                  Registration No. 333-5362-NY)
         10.26    Description of Stock Options issued to named executive
                  officers (incorporated by reference to Exhibit 10.27 to
                  Virginia Gas Company's Form SB-2 Registration No. 333-32009)
         10.27    Amendment to the Firm Storage Service Agreement between
                  Virginia Gas Storage Company and Powell-Clinch Utility
                  District (incorporated by reference to Exhibit 10.28 to
                  Virginia Gas Company's Form SB-2 Registration No. 333-32009)
         10.28    Firm Storage Service Contract between Virginia Gas Pipeline
                  Company and Hawkins County Utility District (incorporated by reference to Exhibit 10.29 to Virginia Gas Company's Form SB-2
                  Registration No. 333-32009)
         10.29    Firm Storage Service Contract between Virginia Gas Pipeline
                  Company and ALCOA (incorporated by reference to Exhibit 10.30 to Virginia Gas Company's Form SB-2 Registration No.
                  333-32009)
         10.30    Gas Transportation Agreement between Virginia Gas Distribution
                  Company and East Tennessee Gas Company (incorporated by
                  reference to Exhibit 10.31 to Virginia Gas Company's Form SB-2
                  Registration No. 333-32009)
         10.31    Underwriting Agreement between Virginia Gas Company and
                  Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 1.1 to Virginia Gas Company's Form SB-2
                  Registration No. 333-32009)
         21.1     Subsidiaries and Affiliates of Virginia Gas Company
                  (incorporated by reference to Exhibit 21.1 to Virginia Gas
                  Company's Form 10-KSB for the fiscal year ended December 31,
                  1996)
*        27.1     Financial Data Schedule
*        99.1     Financial Statements of Virginia Gas Storage Company
                      Report of Independent Public Accountants
                      Balance Sheets
                      Statements of Income
                      Statements of Stockholders' Equity
                      Statements of Cash Flows
                      Notes to Financial Statements

        Exhibit                  Description of Exhibit
       --------                  ----------------------

*        99.2     Financial Statements of Virginia Gas Distribution Company
                      Report of Independent Public Accountants
                      Balance Sheets
                      Statements of Income
                      Statements of Stockholders' Equity
                      Statements of Cash Flows
                      Notes to Financial Statements

------------
*   Filed herewith

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed in the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.


VIRGINIA GAS COMPANY
(Registrant)



By  /s/  MICHAEL L. EDWARDS
    ----------------------------
    Michael L. Edwards
    President, Chief Executive Officer, Director,
    and acting Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1998.


/s/  EVERETTE G. ALLEN, JR.
    ----------------------------        Director
          EVERETTE G. ALLEN, JR.


/s/  KAREN K. EDWARDS                   Vice President and Director
    ----------------------------
         Karen K. Edwards