Form 10QSB
period 1998-03-31
VIRGINIA GAS CO
filed 1998-05-15
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________.

Commission file number 000-21523


                              VIRGINIA GAS COMPANY
        (Exact name of small business issuer as specified in its charter)


             Delaware                                     87-0443823
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


         200 East Main Street, Abingdon, Virginia 24210, (540)676-2380
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/ X /  Yes        /   /  No

                              VIRGINIA GAS COMPANY

                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1998

                                Table of Contents



Item                                                                    Page
Number         PART I - FINANCIAL INFORMATION                           Number
------                                                                  ------
  1     Financial Statements:

        Virginia Gas Company and Subsidiaries
         Consolidated Balance Sheets at March 31, 1998
          (Unaudited) and December 31, 1997                                3
         Consolidated Statements of Income (Unaudited)
          for the Three Months Ended March 31, 1998 and 1997               4
         Consolidated Statements of  Cash Flows (Unaudited)
          for the Three Months Ended March 31, 1998 and 1997               5
         Notes to Consolidated Financial Statements Unaudited)             6

         Virginia Gas Storage Company
         Balance Sheets at March 31, 1998 (Unaudited) and
          December 31, 1997                                                7
         Statements of Income (Unaudited) for the Three Months
          Ended March 31, 1998 and 1997                                    8
         Statements of  Cash Flows (Unaudited) for the Three
          Months Ended March 31, 1998 and 1997                             9
         Notes to Financial Statements (Unaudited)                        10

         Virginia Gas Distribution Company
         Balance Sheets at March 31, 1998 (Unaudited) and
          December 31, 1997                                               11
         Statements of Income (Unaudited) for the Three Months
          Ended March 31, 1998 and 1997                                   12
         Statements of  Cash Flows (Unaudited) for the
          Three Months Ended March 31, 1998 and 1997                      13
         Notes to Financial Statements (Unaudited)                        14

  2      Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             15

               PART II - OTHER INFORMATION

  6      Exhibits and Reports on Form 8-K                                 18

         List of Exhibits                                                 19

         Signature                                                        20

         Index to Exhibits                                                21


                      Virginia Gas Company and Subsidiaries

                           Consolidated Balance Sheets

              Assets
                                               March 31,         December 31,
                                                 1998                1997
                                               ---------         ------------
                                              (unaudited)
Current assets:
 Cash and cash equivalents                   $ 13,503,318        $ 11,750,899
 Accounts receivable                            2,729,637           2,681,818
 Notes receivable                                 100,748             120,898
 Other current assets                             350,126             305,223
                                             ------------        ------------
  Total current assets                         16,683,829          14,858,838
Property and equipment, net                    27,201,261          22,459,289

Investment in affiliated companies              4,485,413           4,459,937

Notes receivable - affiliated companies        12,900,164          12,900,164

Other assets                                      587,227           1,159,272
                                             ------------        ------------
  Total assets                               $ 61,857,894        $ 55,837,500
                                             ------------        ------------
                                             ------------        ------------

    Liabilities and Stockholders' Equity


Current liabilities:

 Current portion of long-term debt            $    69,684        $   218,611
 Accounts payable                               2,960,268          1,092,846
 Funds held for future distribution               278,249            511,099
 Other current liabilities                         94,166             46,111
                                             ------------        ------------
  Total current liabilities                     3,402,367          1,868,667

Long-term debt                                 24,097,498         19,728,422

Deferred income taxes                           1,150,315            925,908
                                             ------------        ------------
  Total liabilities                            28,650,180         22,522,997
                                             ------------        ------------
Stockholders' equity:

 Common stock - par value $.001, 10,000,000
  shares authorized, 5,504,906 shares issued
  and outstanding as of March 31, 1998 and
  December 31, 1997                                 5,505              5,505

 Additional paid-in capital                    31,248,068         31,241,082
 Retained earnings                              1,954,141          2,067,916
                                             ------------        ------------
   Total stockholders' equity                  33,207,714         33,314,503
                                             ------------        ------------
   Total liabilities and stockholders'       $ 61,857,894       $ 55,837,500
                                             ------------        ------------
                                             ------------        ------------


                      Virginia Gas Company and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)


                                                       For the Three Months
                                                         Ended March 31,
                                                       1998            1997
                                                     --------        --------
Revenue:

 Operating revenue                                  $2,228,061     $ 1,882,645
 Interest and other income                             460,818         256,820
                                                    -----------     -----------
                                                     2,688,879       2,139,465
                                                    -----------     -----------
Expenses:
 Production expenses                                    37,813          36,625
 Purchased propane gas expense                         240,923          20,659
 Cost of natural gas sold                              916,345         944,767
 Operation and maintenance expense                     230,697         100,466
 Depreciation, depletion, and amortization             206,059         166,196
 General and administrative                            323,366         215,131
                                                    -----------     -----------
                                                     1,955,203       1,483,844
                                                    -----------     -----------
Other expense:
 Interest                                              427,578         317,822
 Other                                                  42,666          31,313
                                                    -----------     -----------
                                                       470,244         349,135
Income before earnings of affiliated companies,
 income taxes, and extraordinary loss                  263,432         306,486

Equity in earnings of affiliated companies              25,491          94,439
                                                    -----------     -----------
Income before income taxes and extraordinary
 loss                                                  288,923         400,925

Provision for income taxes                              72,856         102,076
                                                    -----------     -----------

Net income before extraordinary item                   216,067         298,849

Extraordinary loss on extinguishment of debt
 (net of tax)                                         (233,305)             -
                                                    -----------     -----------
Net income (loss)                                      (17,238)        298,849

Preferred dividends paid                                     -         (57,055)
                                                    -----------     -----------
Net income (loss) available to common
 stockholders                                       $  (17,238)     $  241,794
                                                    -----------     -----------
                                                    -----------     -----------

Earnings (loss) per common share, basic and diluted:

  Net income before extraordinary item              $     0.04      $     0.08
                                                    -----------     -----------
                                                    -----------     -----------
  Extraordinary loss on extinguishment
    of debt (net of tax)                            $    (0.04)        $    -
                                                    -----------     -----------
                                                    -----------     -----------
  Net income (loss)                                 $     0.00      $     0.08
                                                    -----------     -----------
                                                    -----------     -----------
Weighted-average common shares outstanding           5,504,906       3,188,659
                                                    -----------     -----------
                                                    -----------     -----------


                      Virginia Gas Company and Subsidiaries


                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                             For the Three Months
                                                               Ended March 31,
                                                             1998            1997
                                                          -----------     -----------
Cash flows from operating activities:
 Net income (loss)                                       $   (17,238)     $   298,849
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation, depletion, and amortization                 206,059          166,196
   Undistributed earnings of affiliated companies            (25,491)         (94,439)
   Deferred income taxes                                     224,407           76,557
   Increase in accounts receivable                           (47,819)        (989,305)
   Increase in other current assets                          (24,753)         (18,463)
   Decrease in other assets                                  572,045          107,937
   Increase  in accounts payable                           1,867,422          286,456
   Increase (decrease) in other current liabilities         (333,722)          59,817
                                                          -----------     -----------
     Net cash provided by (used in) operating activities   2,420,910         (106,395)
                                                          -----------     -----------
Cash flows from investing activities:
 Capital expenditures                                     (4,946,246)      (1,393,235)
 Issuance of notes receivable                                    -         (3,650,000)
 Payments received on notes receivable                           -             32,674
                                                         -----------       -----------
     Net cash used in investing activities                (4,946,246)      (5,010,561)
                                                         -----------      -----------
Cash flows from financing activities:
 Payment of loan principal                               (19,630,924)      (1,164,664)
 Proceeds from new loans                                  24,000,000        9,100,000
 Redemption of preferred stock                                    -        (2,000,000)
 Payment of issuance costs                                        -          (125,612)
 Proceeds from exercised warrants                              5,015               -
 Payment of debt issuance costs                                   -          (440,018)
 Establishment of financing reserve fund                          -          (558,750)
 Dividends paid                                              (96,336)         (96,440)
                                                          -----------     -----------
     Net cash provided by financing activities             4,277,755        4,714,516
                                                          -----------     -----------
Net increase (decrease) in cash                            1,752,419         (402,440)
Cash, beginning of period                                 11,750,899        1,652,838
                                                         -----------      -----------
Cash, end of period                                      $13,503,318     $  1,250,398
                                                         -----------      -----------
                                                         -----------      -----------
Supplemental disclosure:
 Interest paid                                           $   226,659     $    370,804
                                                         -----------      -----------
                                                         -----------      -----------


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

    The accompanying unaudited consolidated financial statements as of March 31, 1998, and for the three months ended March 31, 1998, have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Virginia Gas Company (the "Company") annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    The consolidated financial statements for 1997 and the unaudited consolidated financial statements for 1998 include the accounts of four wholly-owned subsidiaries. The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

    In March 1998, the Company completed a refinancing transaction whereby the Company issued a $24 million note to John Hancock. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds. The remaining proceeds will be used to develop the Company's Tidewater pipeline project. As a result of this refinancing, the Company incurred a one time after-tax charge of approximately $233,000. This was due to the accelerated amortization of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

                          Virginia Gas Storage Company

                                 Balance Sheets

                                     Assets

                                                                  March 31,     December 31,
                                                                    1998           1997
                                                                 -----------   ------------
                                                                 (unaudited)
Current assets:
 Cash                                                            $   394,284   $   375,958
 Accounts receivable                                               1,572,699     1,409,401
 Notes receivable                                                       --            --
 Other current assets                                                 24,641        31,156
                                                                 -----------   ------------
  Total current assets                                             1,991,624     1,816,515
Property and equipment, net                                       15,674,449    15,063,002
Other assets                                                         731,774     1,133,920
                                                                 -----------   ------------
  Total assets                                                   $18,397,847   $18,013,437
                                                                 -----------   ------------
                                                                 -----------   ------------
               Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of long-term debt                               $    90,549   $   109,450
 Accounts payable                                                  2,525,012     2,231,125
 Other current liabilities                                           259,168       268,643
                                                                 -----------   ------------
  Total current liabilities                                        2,874,729     2,609,218
Long-term debt                                                     7,176,762     7,226,762
Deferred income taxes                                                713,441       713,441
                                                                 -----------   ------------
  Total liabilities                                               10,764,932    10,549,421
                                                                 -----------   ------------
Stockholders' equity:
 Common stock - no par value, 50,000 shares authorized,
 38,200 shares issued and outstanding as of March 31, 1998
 and December 31, 1997                                             5,640,000     5,640,000
Retained earnings                                                  1,992,915     1,824,016
                                                                 -----------   ------------
  Total stockholders' equity                                       7,632,915     7,464,016
                                                                 -----------   ------------
  Total liabilities and stockholders' equity                     $18,397,847   $18,013,437
                                                                 -----------   ------------
                                                                 -----------   ------------


                          Virginia Gas Storage Company

                              Statements of Income
                                   (Unaudited)


                                                   March 31,     December 31,
                                                     1998           1997
                                                  -----------   ------------
                                                  (unaudited)
Revenue:
 Operating revenue                                 $1,276,971   $1,408,752
 Interest income                                        7,791       18,614
                                                  -----------   ------------
                                                    1,284,762    1,427,366
                                                  -----------   ------------
Expenses:
 Production expenses                                   48,586       59,857
 Purchased gas expense                                436,278      509,042
 Operation and maintenance expense                    135,510      223,314
 Depreciation, depletion, and amortization            135,584      128,195
 General and administrative                            69,788      155,825
                                                  -----------   ------------
                                                      825,746    1,076,233
                                                  -----------   ------------
Other expense:
 Interest                                             158,213       77,367
 Other                                                 44,895       36,801
                                                  -----------   ------------
                                                      203,108      114,168
                                                  -----------   ------------
Income before income taxes                            255,908      236,965
Provision for income taxes                             87,009       80,568
                                                  -----------   ------------
Net income                                         $  168,899   $  156,397
                                                  -----------   ------------
                                                  -----------   ------------
Virginia Gas Company's equity in Virginia Gas
 Storage Company's earnings                        $   84,450   $   78,198
                                                  -----------   ------------
                                                  -----------   ------------


                          Virginia Gas Storage Company

                            Statements of Cash Flows
                                   (Unaudited)


                                                           March 31,     December 31,
                                                             1998           1997
                                                          -----------   ------------
                                                          (unaudited)
Cash flows from operating activities:
 Net income                                             $   168,899    $   156,397
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion, and amortization                135,584        128,195
   Deferred income taxes                                       --           80,891
   Decrease (increase) in accounts receivable              (163,298)       201,861
   Decrease in other current assets                           6,515         56,714
   Decrease (increase) in other assets                      398,320         (8,377)
   (Decrease) increase in accounts payable                  293,887       (776,285)
   (Decrease)Increase in other current liabilities          (28,376)        96,308
                                                          -----------   ------------
     Net cash (used in) provided by operating
       activities                                           811,531        (64,296)
                                                          -----------   ------------
Cash flows from investing activities:
 Capital expenditures                                      (743,205)    (1,055,819)
 Payments received on notes receivable                          --         500,000
                                                          -----------   ------------
     Net cash used in investing activities                 (743,205)      (555,819)
                                                          -----------   ------------
Cash flows from financing activities:
 Payment of loan principal                                  (50,000)       (29,952)
 Proceeds from new loans                                       --        1,000,000
                                                          -----------   ------------
     Net cash provided by (used in) financing
       activities                                           (50,000)       970,048
                                                          -----------   ------------
Net increase in cash                                         18,326        349,933
Cash, beginning of period                                   375,958        148,619
                                                          -----------   ------------
Cash, end of period                                      $  394,284    $   498,552
                                                          -----------   ------------
                                                          -----------   ------------
Supplemental disclosure:
 Interest paid                                           $  105,562    $   166,083
                                                          -----------   ------------
                                                          -----------   ------------
 Income taxes paid                                       $     --      $    17,635
                                                          -----------   ------------
                                                          -----------   ------------


                          VIRGINIA GAS STORAGE COMPANY

                          Notes to Financial Statements
                                   (Unaudited)

    The accompanying unaudited financial statements as of March 31, 1998, and for the three months ended March 31, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1997 of Virginia Gas Company, the parent of Virginia Gas Storage Company. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Virginia Gas Storage Company have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    In March 1998, the Virginia Gas Storage Company's parent, Virginia Gas Company (the Parent), completed a refinancing transaction whereby the Parent issued a $24 million note to John Hancock. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to Virginia Gas Storage Company and three other affiliated companies. The remaining proceeds will be used to develop the Parent's Tidewater pipeline project. As a result of this refinancing, the Virginia Gas Storage Company has recorded a regulatory asset of approximately $725,000. This asset is made up of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue. The regulatory asset will be amortized over 14 years, the life of the John Hancock note.

                        Virginia Gas Distribution Company

                                 Balance Sheets


                                     Assets

                                                               March 31,      December 31,
                                                                 1998             1997
                                                               ---------      ------------
                                                              (unaudited)
Current assets:
 Cash                                                         $     79,207    $     45,939
 Accounts receivable                                               933,149         220,389
 Current portion of notes receivable                                17,686         248,062
 Other current assets                                               97,974          21,223
                                                              -------------   -------------
  Total current assets                                           1,128,016         535,613
Property and equipment, net                                      6,423,311       6,416,465
Notes receivable                                                 2,898,121       2,948,121
Deferred tax asset                                                  30,215          31,736
Other assets                                                       704,500       1,204,387
                                                              -------------   -------------
  Total assets                                                $ 11,184,163    $ 11,136,322
                                                              -------------   -------------
                                                              -------------   -------------
                      Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of long-term debt                            $     34,455    $     41,347
 Accounts payable                                                1,140,830         980,560
 Other current liabilities                                          44,250          31,840
                                                              -------------   -------------
  Total current liabilities                                      1,219,535       1,053,747
Long-term debt                                                   8,626,717       8,626,717
                                                              -------------   -------------
  Total liabilities                                              9,846,252       9,680,464
                                                              -------------   -------------
Stockholders' equity:
  Common stock - no par value, 100,000 shares authorized,
  75,000 shares issued and outstanding as of March 31, 1998
  and December 31, 1997                                          1,500,000       1,500,000
Retained earnings (deficit)                                       (162,089)        (44,142)
                                                              -------------   -------------
  Total stockholders' equity                                     1,337,911       1,455,858
                                                              -------------   -------------
  Total liabilities and stockholders' equity                  $ 11,184,163    $ 11,136,322
                                                              -------------   -------------
                                                              -------------   -------------


                        Virginia Gas Distribution Company

                              Statements of Income
                                   (Unaudited)


                                                      For the Three Months
                                                         Ended March 31,
                                                       1998           1997
                                                     ---------      ---------
Revenue:
 Operating revenue                                   $281,093       $220,084
 Interest income                                       73,022         96,422
 Other income                                          19,343         21,844
                                                     ---------      ---------
                                                      373,458        338,350
                                                     ---------      ---------
Expenses:
 Purchased gas expense                                195,150        120,530
 Operation and maintenance expense                     41,492         18,955
 Depreciation, depletion, and amortization             56,771         23,149
 General and administrative                            41,788         31,104
                                                     ---------      ---------
                                                      335,201        193,738
                                                     ---------      ---------
Other expense:
 Interest                                             193,599         86,778
 Other                                                 23,318          8,618
                                                     ---------      ---------
                                                      216,917         95,396
                                                     ---------      ---------
Income (loss) before income taxes                    (178,660)        49,216
Provision for income taxes                            (60,743)        16,734
                                                     ---------      ---------
Net income (loss)                                   $(117,917)      $ 32,482
                                                     ---------      ---------
                                                     ---------      ---------
Virginia Gas Company's equity in Virginia Gas
 Distribution Company's earnings (loss)             $ (58,959)      $ 16,241
                                                     ---------      ---------
                                                     ---------      ---------


                        Virginia Gas Distribution Company

                            Statements of Cash Flows
                                   (Unaudited)



                                                             For the Three Months
                                                               Ended March 31,
                                                             1998           1997
                                                           ---------      ---------
Cash flows from operating activities:
 Net income (loss)                                       $  (117,917)   $    32,482
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion, and amortization                  56,771         23,149
   Deferred income taxes                                       1,521         16,734
   Increase in accounts receivable                          (712,760)      (508,379)
   Decrease (increase) in other current assets               (80,253)        52,882
   Decrease (increase) in other assets                       499,857         (4,723)
   Increase in accounts payable                              160,270         85,541
   Increase in other current liabilities                       5,519         16,387
                                                          ------------   ------------
     Net cash used in operating activities                  (186,992)      (285,927)
                                                          ------------   ------------
Cash flows from investing activities:
 Capital expenditures                                        (60,116)      (583,239)
 Loans made to affiliated companies                             --       (1,000,000)
 Payments received on notes receivable                       280,376         42,157
                                                          ------------   ------------
     Net cash provided by  (used in) investing activities    220,260     (1,541,082)
                                                          ------------   ------------
Cash flows from financing activities:
 Payment of loan principal                                      --          (10,938)
 Proceeds from new loans                                        --        3,650,000
 Payment of financing costs                                     --          (75,502)
 Establishment of financing reserve fund                        --         (328,500)
                                                          ------------   ------------
     Net cash provided by financing activities                   --       3,235,060
                                                          ------------   ------------
Net increase  in cash                                          33,268     1,408,051
Cash, beginning of period                                      45,939        16,166
                                                          ------------   ------------
Cash, end of period                                       $    79,207    $1,424,217
                                                          ------------   ------------
                                                          ------------   ------------
Supplemental disclosure:
 Interest paid                                            $   129,066    $  137,163
                                                          ------------   ------------
                                                          ------------   ------------


                        VIRGINIA GAS DISTRIBUTION COMPANY

                          Notes to Financial Statements
                                   (Unaudited)

    The accompanying unaudited financial statements as of March 31, 1998, and for the three months ended March 31, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1997 of Virginia Gas Company, the parent of Virginia Gas Distribution Company. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Distribution Company have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    In March 1998, the Virginia Gas Distribution Company's parent, Virginia Gas Company (the Parent), completed a refinancing transaction whereby the Parent issued a $24 million note to John Hancock. With the proceeds, the Parent retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to Virginia Gas Distribution Company and three other affiliated companies. The remaining proceeds will be used to develop the Parent's Tidewater pipeline project. As a result of this refinancing, the Virginia Gas Distribution Company has recorded a regulatory asset of approximately $679,000. This asset is made up of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue. The regulatory asset will be amortized over 14 years, the life of the John Hancock note.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with items 6 and 7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, and the Notes to Consolidated Financial Statements set forth in this report.

Results of Operations

    Overview. During the three months ended March 31, 1998, Virginia Gas Company (the "Company") recorded a net loss of $17,238 compared to net income of $241,794 for the same period in 1997. Basic and diluted net income per common share available to common stockholders for the corresponding periods was $0.00 in 1998 compared to $0.08 in 1997. The number of weighted-average shares used in calculating income per common share was 5,504,906 and 3,188,659 for the three months ended March 31, 1998 and 1997, respectively. The quarter was impacted by an extraordinary loss on extinquishment of debt, which totaled $233,305. Before the extraordinary loss, the Company earned $0.04 per common share.

    Revenues. Total revenues increased 26% to $2.7 million for the three months ended March 31 1998, compared to $2.1 million for the same period in 1997. The company experienced significant growth in its propane operations. Propane gas sales increased significantly to $505,000 from $32,000. The increase reflects a mid-1997 acquisition and the continued growth of the existing propane operation. Natural gas sales decreased to $992,000 from $1,068,000 largely due to the warmer than usual weather in the Company's service area. The company sold 327,320 Dth of gas during the first quarter of 1998 compared to 347,597 Dth during the same period in 1997, a 6% decrease. Natural gas storage revenues totaled $609,000 and $626,000, respectively, for the three months ended March 31, 1998 and 1997. Withdrawals decreased from 576,330 to 327,936 Dth, reflective of the warmer weather. However, revenue remained stable due to consistent demand charges. Interest income increased from $251,000 to $433,000, which reflects the Company's increased liquidity from the September 1997 secondary offering.

    Costs and Expenses. Total operating costs and expenses totaled $1,955,000 for the three months ended March 31, 1998, compared to $1,484,000 for the same period in 1997. Production and purchased gas expenses increased to $1,195,000 from $1,002,000, which reflects the increase in purchased propane and a slight decrease in the cost of natural gas sold due to the lower sales volume.

    Operations and maintenance expenses totaled $234,000 for the three months ended March 31, 1998 compared to $100,000 for the same period in 1997, primarily reflecting increased operating costs related to the Saltville storage facility in addition to the propane distribution operations.

    General and administrative costs increased to $323,000 from $215,000. This increase reflects higher expenses in support of construction on the first portion of the Tidewater pipeline. This segment runs 72 miles from the Company's Saltville storage facility to Radford, VA.

    Depreciation, depletion and amortization increased 24% to $206,000 in the first quarter of 1998 from $166,000 for the first quarter of 1997. These increases reflect the recovery of costs

Item 2. Continued

for capital projects recently placed into service, primarily the Company's Saltville storage facility.


    Interest Expense. Interest expense increased 35% to $428,000 during the first quarter of 1998 from $318,000 for the same period in 1997. These increases are due primarily to additional tax-exempt bond financing, particularly the Russell County 1997 issue that was closed in February of 1997. The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Capitalized interest for the three months ended March 31, 1998 totaled $51,000 compared to $71,000 during the same period in 1997.

    Equity in Earnings of Affiliates. The Company has a 50% ownership interest in two affiliated companies which provide natural gas storage, gathering and distribution services. The Company accounts for its investments in these companies using the equity method. For the three months ended March 31, 1998, the Company's equity in earnings of these affiliates decreased 73% to $25,000 from $94,000 for the comparable period in 1997. These decreases reflect significant margin deterioration in the Company's distribution subsidiary as a result of petroleum indexed contracts.

    Income Taxes. Using the asset-and-liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. The Company's provision for income taxes as a percentage of income before its equity in earnings of affiliates (the Company's equity in earnings of affiliates is reflected on a post-income tax basis) was 35% to 25% for the three months ended March 31, 1998 and 1997.

Equity Investments

    Natural Gas Storage. Storage revenues from the Early Grove facility for the three months ended March 31, 1998, were $614,000 compared to $655,000 for the same period in 1997. The Early Grove facility also experienced lower natural gas sales. Gas sales decreased from $612,000 to $576,000 as volume increased from 131,000 to 181,012 Dths. The lower revenue resulted from an approximate $1.50 decrease in the average sales price of gas. Consistent with the reduction in sales price was the purchase price of gas. Purchased gas expense decreased from $509,042 to $431,535 reflecting a $1.50 decrease in average purchase price.

    Natural Gas Distribution. Distribution revenues for the three months ended March 31, 1998, were $281,000, an increase of $61,000 over revenues of $220,000 for the same period in 1997. These increases primarily reflect increased usage during 1998 by industrial customers. Usage increased to 56,387 Dths compared to 38,365 Dths. Purchased gas costs related to these sales totaled $195,000 and $120,000 for the three months ended March 31, 1998. Natural gas gross margin during the first quarter of 1998 decreased from 45% during the first quarter of 1997 to 31%. This is primarily due to the drop in petroleum prices. The distribution subsidiary has contracts indexed to petroleum prices.

Item 2. Continued

Financial Condition, Liquidity and Capital Resources

    The Company's working capital improved from $13.0 million on December 31, 1997 to $13.3 million on March 31, 1998. The combined working capital of the Company's affiliates, Virginia Gas Storage Company and Virginia Gas Distribution Company, increased to a $975,000 deficit at March 31, 1998, from a $1,311,000 deficit at December 31, 1997. Cash increased to $13.5 million at March 31, 1998 from $11.8 million at December 31, 1997.

    In March 1998, the Company completed a refinancing transaction whereby the Company issued a $24,000,000 note to John Hancock. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds. The remaining proceeds will be used to develop the Company's Tidewater pipeline project.

Item 5. Other Events

    Virginia Gas Company ("the Company") filed on March 31, 1998 a Form 10-KSB for the fiscal year ended December 31, 1997. The Company's 10-KSB contained disclosures concerning a one-time extraordinary loss relating to a debt refinancing which was consummated on March 19, 1998. Specifically, the following sections refer to this refinancing: Item 6. "Management's Discussion and Analysis" under the heading "Debt Refinancing"; Item 7. "Financial Statements", Footnote 15 "Subsequent Event"; Exhibit 99.1, Virginia Gas Storage Company financial statements, Footnote 14 "Subsequent Event", Exhibit 99.2, Virginia Gas Distribution Company financial statements, Footnote 10 "Subsequent Event".

    The Company's orginal estimate of the one-time extraordinary loss, net of tax, was disclosed as $815,000 for the consolidated entity, and $600,000 and $375,000 for the affiliated Virginia Gas Storage and Distribution Companies (the "Affiliates"), respectively. The Company completed its research of this issue and concluded that the magnitude of the loss, net of tax, was $233,000 rather than $815,000 for the consolidated entity. The Company recognized the remaining costs as a regulatory asset on its wholly-owned regulated subsidiary Viriginia Gas Pipeline Company. In addition, the company recognized all the costs as regulatory assets on its Affiliates. This recognition is appropriate under the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for Effects of Certain Types of Regulation".

    The regulatory assets on the affiliated companies and wholly-owned subsidiary will be amortized over the 14-year life of the refinanced notes. The Company believes it will be permitted to include the regulatory asset in its rate filings with the Virginia State Corporation Commission and may obtain rate recovery for the related amortization.



                                  SIGNATURES

    Purusuant to the requirements of the Securities Exchange Act of 1934, Virginia Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA GAS COMPANY
(Registrant)
By:
   -----------------------------------------------
   Michael L. Edwards
   President, Chief Executive Officer and Director

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           Part II. Other Information

                    For the Three Months Ended March 31, 1998


Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits - See list of Exhibits on page 19 hereof.

    (b)  Reports on Form 8-K:

            Virginia Gas Company issued an 8-K on May 15, 1998 explaining the change in an accounting estimate, from that which was originally reported as a subsequent event on the December 31, 1997 10-KSB, with respect to certain issuance and defeasance costs pursuant to a bond refinancing that occurred on March 19, 1998.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                List of Exhibits



27 Financial Data Schedule for the three months ended March 31, 1998

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




VIRGINIA GAS COMPANY
(Registrant)



By /s/  Michael L. Edwards
  --------------------------------------
  Michael L. Edwards, President, Chief Executive Officer, Director, and acting Chief Financial Officer

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                Index to Exhibits




Exhibit
Number               Description
-------              ------------
 27                  Financial Data Schedule

