Form 10QSB
period 1998-06-30
VIRGINIA GAS CO
filed 1998-08-14
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

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

[ x ]  Yes        [   ]  No

                              VIRGINIA GAS COMPANY

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998

                                Table of Contents

     Item                                                                                               Page
    Number                PART I - FINANCIAL INFORMATION                                               Number

      1        Financial Statements:

               Virginia Gas Company and Subsidiaries
                  Consolidated Balance Sheets at June 30, 1998 (unaudited) and December 31,
                    1997                                                                                 3
                  Consolidated Statements of  Income (unaudited) for the Three and Six Months
                    Ended June 30, 1998 and 1997                                                         4
                  Consolidated Statements of  Cash Flows (unaudited) for the Three and Six
                    Months Ended June 30, 1998 and 1997                                                  5
                 Notes to Consolidated Financial Statements                                              6

               Virginia Gas Storage Company
                 Balance Sheets at June 30, 1998 (unaudited) and December 31, 1997                       7
                 Statements of Income (unaudited) for the Three and Six Months Ended June 30,
                    1998 and 1997                                                                        8
                 Statements of Cash Flows (unaudited) for the Three and Six Months Ended June
                    30, 1998 and 1997                                                                    9
                 Notes to Financial Statements                                                          10

               Virginia Gas Distribution Company
                 Balance Sheets at June 30, 1998 (unaudited) and December 31, 1997                      11
                 Statements of Income (unaudited) for the Three and Six Months Ended June 30,
                    1998 and 1997                                                                       12
                 Statements of  Cash Flows (unaudited) for the Three and Six Months Ended June
                    30, 1998 and 1997                                                                   13
                 Notes to Financial Statements                                                          14

      2        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                             15

                                           PART II - OTHER INFORMATION

      4        Submission of Matters to a Vote of Security Holders                                      19

      6        Exhibits and Reports on Form 8-K                                                         20

               List of Exhibits                                                                         21

               Signature                                                                                22

               Financial Data Schedule                                                                  23

                      Virginia Gas Company and Subsidiaries

                           Consolidated Balance Sheets


                                     Assets

                                                                                           June 30,       December 31,
                                                                                             1998            1997
                                                                                        ------------      ------------
                                                                                         (unaudited)

Current assets:
    Cash                                                                                $  6,131,873       $11,750,899
    Accounts receivable                                                                    2,913,726         2,681,818
    Notes receivable                                                                         100,749           120,898
    Other current assets                                                                     325,044           305,223
                                                                                        ------------      ------------
                  Total current assets                                                     9,471,392        14,858,838

Property and equipment, net                                                               31,869,263        22,459,289

Investment in affiliated companies                                                         4,447,314         4,459,937

Notes receivable - affiliated companies                                                   12,900,164        12,900,164

Other assets                                                                                 518,529         1,159,272
                                                                                        ------------      ------------
                  Total assets                                                           $59,206,662       $55,837,500
                                                                                        ------------      ------------
                                                                                        ------------      ------------

                           Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                                   $     33,097     $     218,611
    Accounts payable                                                                         340,989         1,092,846
    Funds held for future distribution                                                       275,078           511,099
    Other current liabilities                                                                 96,947            46,111
                                                                                        ------------      ------------
                  Total current liabilities                                                  746,111         1,868,667

Long-term debt                                                                            24,291,956        19,728,422

Deferred income taxes                                                                        925,908           925,908
                                                                                        ------------      ------------
                  Total liabilities                                                       25,963,975        22,522,997
                                                                                        ------------      ------------

Stockholders' equity:
    Common stock - par value $.001, 100,000,000 (unaudited) and
       10,000,000 shares authorized and 5,504,906 outstanding as of
       June 30, 1998 and December 31, 1997, respectively
                                                                                               5,505             5,505
    Additional paid-in capital                                                            31,337,139        31,241,082
    Retained earnings                                                                      1,900,043         2,067,916
                                                                                        ------------      ------------
                  Total stockholders' equity                                              33,242,687        33,314,503
                                                                                        ------------      ------------
                  Total liabilities and stockholders' equity                             $59,206,662       $55,837,500
                                                                                        ------------      ------------
                                                                                        ------------      ------------

                      Virginia Gas Company and Subsidiaries

                        Consolidated Statements of Income
                                   (unaudited)


                                                             For the Three Months            For the Six Months
                                                                Ended June 30,                  Ended June 30,
                                                             1998            1997           1998            1997
                                                          -----------     -----------    -----------     -----------


Revenue:
    Operating revenue                                     $ 1,552,128     $ 1,617,892    $ 3,780,189     $ 3,500,537
    Interest and other income                                 424,749         313,593        885,567         570,413
                                                          -----------     -----------    -----------     -----------
                                                            1,976,877       1,931,485      4,665,756       4,070,950
                                                          -----------     -----------    -----------     -----------
Expenses:
    Production expenses                                        49,403          64,040        117,522         100,665
    Purchased gas expense                                      73,921          45,454        314,844          66,113
    Operation and maintenance expense                         164,293         128,737        364,683         229,203
    Cost of natural gas sold                                  631,371         690,236      1,547,716       1,635,003
    Depreciation, depletion, and amortization                 228,578         207,394        434,637         373,590
    General and administrative                                370,045         232,299        693,411         447,430
                                                          -----------     -----------    -----------     -----------
                                                            1,517,611       1,368,160      3,472,813       2,852,004
                                                          -----------     -----------    -----------     -----------
Other expense:
    Interest                                                  316,802         399,333        744,380         717,155
    Other                                                      36,833          36,726         79,499          68,039
                                                          -----------     -----------    -----------     -----------
                                                              353,635         436,059        823,879         785,194
                                                          -----------     -----------    -----------     -----------


Income before earnings of affiliated companies,
    income taxes, and extraordinary loss                      105,631         127,266        369,064         433,752

Equity in earnings (losses) of affiliated companies           (38,099)         36,762        (12,608)        131,201
                                                          -----------     -----------    -----------     -----------

Income before income taxes and extraordinary loss              67,532         164,028        356,456         564,953

Provision for income taxes                                     25,280          35,807         98,136         137,883
                                                          -----------     -----------    -----------     -----------

Net income before extraordinary item                           42,252         128,221        258,320         427,070

Extraordinary loss on extinguishment of debt                     --              --          233,307            --
                                                          -----------     -----------    -----------     -----------

Net income                                                     42,252         128,221         25,013         427,070

Preferred dividends paid                                          --              --             --          (57,055)
                                                          -----------     -----------    -----------     -----------

Net income available to common stockholders               $    42,252     $   128,221    $    25,013     $   370,015
                                                          -----------     -----------    -----------     -----------
                                                          -----------     -----------    -----------     -----------

Earnings (loss) per common share, basic and diluted:

     Net income before extraordinary item                 $      0.01     $      0.04    $      0.05     $      0.12
                                                          -----------     -----------    -----------     -----------
                                                          -----------     -----------    -----------     -----------

     Extraordinary loss on extinguishment

     of debt (net of tax)                                        --              --      $     (0.04)           --
                                                          -----------     -----------    -----------     -----------
                                                          -----------     -----------    -----------     -----------




Net income per common share                               $      0.01     $      0.04    $      0.01     $      0.12
                                                          -----------     -----------    -----------     -----------
                                                          -----------     -----------    -----------     -----------

Weighted-average common shares outstanding                  5,504,906       3,213,816      5,504,906       3,201,350
                                                          -----------     -----------    -----------     -----------
                                                          -----------     -----------    -----------     -----------

                      Virginia Gas Company and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                              For the Three Months              For the Six Months
                                                                  Ended June 30,                  Ended June 30,
                                                              1998             1997             1998             1997
                                                          ------------     ------------     ------------     ------------


Cash flows from operating activities:
   Net income                                             $     42,252     $    128,221     $     25,013     $    427,070
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion, and amortization                228,578          207,394          434,637          373,590
      Undistributed earnings (losses) of affiliated
       companies                                                38,099          (36,762)          12,608         (131,201)
      Deferred income taxes                                   (224,408)          22,536             --             99,093
      Decrease (increase) in accounts receivable              (184,089)         403,468         (231,908)        (585,837)
      (Increase) in other current assets                       (62,225)         (79,365)         (86,977)         (97,828)
      (Increase) decrease in other assets                       65,773          (23,650)         635,197           84,342
      Increase in notes payable                                   --          1,000,000             --          1,000,000
      Increase (decrease) in accounts payable               (2,619,279)          98,553         (751,857)         385,009
      (Decrease) increase in other current liabilities          69,957         (298,160)        (114,838)        (238,344)
                                                          ------------     ------------     ------------     ------------
           Net cash provided by (used in) operating
              activities                                    (2,645,342)       1,422,235          (78,125)       1,315,894
                                                          ------------     ------------     ------------     ------------

Cash flows from investing activities:
   Capital expenditures                                     (4,893,655)      (1,729,675)      (9,839,051)      (3,149,551)
   Issuance of notes receivable                                   --               --               --         (3,650,000)
   Payments received on notes receivable                       106,029           27,294          113,015           59,968
                                                          ------------     ------------     ------------     ------------
           Net cash used in investing activities            (4,787,626)      (1,702,381)      (9,726,036)      (6,739,583)
                                                          ------------     ------------     ------------     ------------

Cash flows from financing activities:
   Payment of loan principal                                   (36,599)         (49,558)     (19,627,208)      (1,214,222)
   Proceeds from new loans                                     194,458          563,991       24,000,000        9,690,632
   Redemption of preferred stock                                  --               --               --         (2,000,000)
   Proceeds from issuance of common stock, net                    --               --              5,015         (125,666)
   Payment of debt issuance costs                                 --             89,439             --           (350,579)
   Establishment of financing reserve fund                        --               --               --           (558,750)
   Dividends paid                                              (96,336)         (48,074)        (192,672)        (144,514)
                                                          ------------     ------------     ------------     ------------
           Net cash provided by financing activities            61,523          555,798        4,185,135        5,296,901
                                                          ------------     ------------     ------------     ------------

Net increase (decrease) in cash                             (7,371,445)         275,652       (5,619,026)        (126,788)

Cash, beginning of period                                   13,503,318        1,250,398       11,750,899        1,652,838
                                                          ------------     ------------     ------------     ------------

Cash, end of period                                       $  6,131,873     $  1,526,050     $  6,131,873     $  1,526,050
                                                          ------------     ------------     ------------     ------------
                                                          ------------     ------------     ------------     ------------

Supplemental disclosure:
   Interest paid                                          $    510,000     $    580,060     $    736,659     $    950,864
                                                          ------------     ------------     ------------     ------------
                                                          ------------     ------------     ------------     ------------
   Income taxes paid                                      $      2,075     $     11,158     $      2,075     $     11,158
                                                          ------------     ------------     ------------     ------------
                                                          ------------     ------------     ------------     ------------

                      Virginia Gas Company and Subsidiaries

                   Notes to Consolidated Financial Statements


         The accompanying unaudited financial statements as of June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Company (the "Company"). Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998.

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

         In March 1998, the Company completed a refinancing transaction whereby the Company issued $24 million in senior notes to John Hancock Mutual Life Insurance Company and related entities. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds. The remaining proceeds will be used to develop the Company's Tidewater pipeline project. As a result of this refinancing, the Company incurred a one time after-tax charge of approximately $233,000. This was due to the accelerated amortization of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

                          Virginia Gas Storage Company

                                 Balance Sheets


                                                     Assets

                                                                                    June 30,    December 31,
                                                                                      1998           1997
                                                                                 -----------    -----------
                                                                                 (unaudited)

Current assets:
    Cash                                                                         $   104,850    $   375,958
    Accounts receivable                                                              685,133      1,409,401
    Other current assets                                                              15,981         31,156
                                                                                 -----------    -----------
                  Total current assets                                               805,964      1,816,515

Property and equipment, net                                                       15,585,228     15,063,002

Other assets                                                                         847,703      1,133,920
                                                                                 -----------    -----------
                  Total assets                                                   $17,238,895    $18,013,437
                                                                                 -----------    -----------
                                                                                 -----------    -----------

                                         Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                            $    88,402    $   109,450
    Accounts payable                                                               1,272,605      2,231,125
    Other current liabilities                                                        302,299        268,643
                                                                                 -----------    -----------
                  Total current liabilities                                        1,663,306      2,609,218

Long-term debt                                                                     7,176,762      7,226,762

Deferred income taxes                                                                713,441        713,441
                                                                                 -----------    -----------
                  Total liabilities                                                9,553,509     10,549,421
                                                                                 -----------    -----------

Stockholders' equity:
    Common stock - no par value, 50,000 shares authorized and
       38,200 shares issued and outstanding as of June 30, 1998 and
       December 31, 1997, respectively                                             5,640,000      5,640,000
    Retained earnings                                                              2,045,386      1,824,016
                                                                                 -----------    -----------
                  Total stockholders' equity                                       7,685,386      7,464,016
                                                                                 -----------    -----------
                  Total liabilities and stockholders' equity                     $17,238,895    $18,013,437
                                                                                 -----------    -----------
                                                                                 -----------    -----------

                          Virginia Gas Storage Company

                              Statements of Income
                                   (unaudited)


                                                    For the Three Months         For the Six Months
                                                        Ended June 30,              Ended June 30,
                                                     1998          1997          1998          1997
                                                 ----------    ----------    ----------    ----------


Revenue:
    Operating revenue                            $  693,885    $  740,711    $1,970,856    $2,149,463
    Interest income                                     528        11,490         8,319        30,104
                                                 ----------    ----------    ----------    ----------
                                                    694,413       752,201     1,979,175     2,179,567
                                                 ----------    ----------    ----------    ----------
Expenses:
    Production expenses                              44,939        50,282        93,525       110,139
    Purchased gas expense                                10         1,460       431,546       510,502
    Operation and maintenance expense               142,811       181,067       283,064       404,381
    Depreciation, depletion, and amortization       150,398       128,137       285,982       256,332
    General and administrative                       92,297       199,909       162,084       392,535
                                                 ----------    ----------    ----------    ----------
                                                    430,455       560,855     1,256,201     1,673,889
                                                 ----------    ----------    ----------    ----------

Other expense:
    Interest                                        147,771        88,013       305,984       165,380
    Other                                            36,685          --          81,580          --
                                                 ----------    ----------    ----------    ----------
                                                    184,456        88,013       387,564       165,380
                                                 ----------    ----------    ----------    ----------


Income before income taxes                           79,502       103,333       335,410       340,298

Provision for income taxes                           27,031        35,134       114,040       115,702
                                                 ----------    ----------    ----------    ----------

Net income                                           52,471    $   68,199    $  221,370    $  224,596
                                                 ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------

Virginia Gas Company's equity in Virginia Gas
    Storage Company's earnings                   $   26,236    $   34,100    $  110,685    $  112,298
                                                 ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------

                          Virginia Gas Storage Company

                            Statements of Cash Flows
                                   (unaudited)


                                                                For the Three Months           For the Six Months
                                                                    Ended June 30,                Ended June 30,
                                                                1998            1997           1998            1997
                                                          -----------     -----------     -----------     -----------


Cash flows from operating activities:
   Net income                                             $    52,471     $    68,199     $   221,370     $   224,596
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion, and amortization               150,398         128,137         285,982         256,332
      Deferred income taxes                                      --            27,465          13,473          67,749
      (Increase) decrease in accounts receivable              887,566         (38,602)        724,268         163,259
      Decrease in other current assets                          8,661          10,307          15,175          67,021
      (Increase) decrease in other assets                    (133,186)        (28,351)        265,134         (36,728)
      Decrease in accounts payable                         (1,252,407)        (52,143)       (958,520)       (828,428)
      (Decrease) increase in other current liabilities         43,130          (7,304)         20,183         129,611
                                                          -----------     -----------     -----------     -----------
           Net cash provided by (used in) operating
              activities                                     (243,367)        107,708         587,065          43,412
                                                          -----------     -----------     -----------     -----------

Cash flows from investing activities:
   Capital expenditures                                       (43,920)       (391,260)       (787,125)     (1,447,079)
   Payments received on notes receivable                         --              --              --           500,000
                                                          -----------     -----------     -----------     -----------
           Net cash used in investing
              activities                                      (43,920)       (391,260)       (787,125)       (947,079)
                                                          -----------     -----------     -----------     -----------

Cash flows from financing activities:
   Payment of loan principal                                   (2,147)        (25,132)        (71,048)        (55,084)
   Proceeds from new loans                                       --              --              --         1,000,000
                                                          -----------     -----------     -----------     -----------
           Net cash (used in) provided by financing
              activities                                       (2,147)        (25,132)        (71,048)        944,916
                                                          -----------     -----------     -----------     -----------

Net (decrease) increase in cash                              (289,434)       (308,684)       (271,108)         41,249

Cash, beginning of period                                     394,284         498,552         375,958         148,619
                                                          -----------     -----------     -----------     -----------
Cash, end of period                                       $   104,850     $   189,868     $   104,850     $   189,868
                                                          -----------     -----------     -----------     -----------
                                                          -----------     -----------     -----------     -----------

Supplemental disclosure:
   Interest paid                                          $   127,172     $   167,171     $   228,734     $   333,254
                                                          -----------     -----------     -----------     -----------
                                                          -----------     -----------     -----------     -----------
   Income taxes paid                                      $    19,500     $    30,000     $    19,500     $    47,635
                                                          -----------     -----------     -----------     -----------
                                                          -----------     -----------     -----------     -----------

                          Virginia Gas Storage Company

                          Notes to Financial Statements


         The accompanying unaudited financial statements as of June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Storage Company. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998.

         In March 1998, the Virginia Gas Storage Company's parent, Virginia Gas Company (the Parent), completed a refinancing transaction whereby the Parent issued $24 million in senior notes to John Hancock Mutual Life Insurance Company and related entities. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to Virginia Gas Storage Company and three other affiliated companies. The remaining proceeds will be used to develop the Parent's Tidewater pipeline project. As a result of this refinancing, the Virginia Gas Storage Company has recorded a regulatory asset of approximately $725,000. This asset is made up of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue. The regulatory asset will be amortized over 14 years, the life of the John Hancock note.

                        Virginia Gas Distribution Company

                                 Balance Sheets


                                                     Assets

                                                                                     June 30,     December 31,
                                                                                       1998            1997
                                                                                 ------------     ------------
                                                                                  (unaudited)

Current assets:
    Cash                                                                         $    307,042     $     45,939
    Accounts receivable                                                               162,672          220,389
    Current portion of notes receivable                                                17,686          248,062
    Inventory                                                                         304,389             --
    Other current assets                                                              128,372           21,223
                                                                                 ------------     ------------
                  Total current assets                                                920,161          535,613

Property and equipment, net                                                         6,557,187        6,416,465

Notes receivable                                                                    2,898,121        2,948,121

Deferred tax asset                                                                    157,242           31,736

Other assets                                                                          785,897        1,204,387
                                                                                 ------------     ------------
                  Total assets                                                   $ 11,318,608     $ 11,136,322
                                                                                 ------------     ------------
                                                                                 ------------     ------------

                                         Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                            $     34,456     $     41,347
    Accounts payable                                                                1,418,223          980,560
    Other current liabilities                                                          29,969           31,840
                                                                                 ------------     ------------
                  Total current liabilities                                         1,482,648        1,053,747

Long-term debt                                                                      8,626,716        8,626,717
                                                                                 ------------     ------------
                  Total liabilities                                                10,109,364        9,680,464
                                                                                 ------------     ------------

Stockholders' equity:
    Common stock - no par value, 100,000 shares authorized, 75,000 shares issued and outstanding as of June 30, 1998 and
       December 31, 1997                                                            1,500,000        1,500,000
    Retained earnings (deficit)                                                      (290,756)         (44,142)
                                                                                 ------------     ------------
                  Total stockholders' equity                                        1,209,244        1,455,858
                                                                                 ------------     ------------
                  Total liabilities and stockholders' equity                     $ 11,318,608     $ 11,136,322
                                                                                 ------------     ------------
                                                                                 ------------     ------------

                        Virginia Gas Distribution Company

                              Statements of Income
                                   (unaudited)


                                                    For the Three Months        For the Six Months
                                                       Ended June 30,             Ended June 30,
                                                     1998         1997          1998         1997
                                                 ---------     ---------    ---------    ----------

Revenue:
    Operating revenue                            $ 190,066     $ 199,337    $ 471,159     $ 419,421
    Interest income                                 70,557       114,881      143,579       211,303
    Other income                                    23,839        23,444       43,182        45,288
                                                 ---------     ---------    ---------     ---------
                                                   284,462       337,662      657,920       676,012
                                                 ---------     ---------    ---------     ---------
Expenses:
    Purchased gas expense                          127,990       118,466      323,140       238,996
    Operation and maintenance expense               45,053        19,431       86,547        38,386
    Depreciation, depletion, and amortization       54,112        27,602      110,883        50,751
    General and administrative                      33,654        42,244       75,441        73,348
                                                 ---------     ---------    ---------     ---------
                                                   260,809       207,743      596,011       401,481
                                                 ---------     ---------    ---------     ---------

Other expense:
    Interest                                       214,650       114,177      408,249       200,955
    Other                                            3,954         7,675       27,272        16,293
                                                 ---------     ---------    ---------     ---------
                                                   218,604       121,852      435,521       217,248
                                                 ---------     ---------    ---------     ---------

Income (loss) before income taxes                 (194,951)        8,067     (373,612)       57,283

Provision (benefit) for income taxes               (66,283)        2,743     (127,027)       19,477
                                                 ---------     ---------    ---------     ---------

Net income (loss)                                $(128,668)    $   5,324    $(246,585)    $  37,806
                                                 ---------     ---------    ---------     ---------
                                                 ---------     ---------    ---------     ---------

Virginia Gas Company's equity in Virginia Gas
    Distribution Company's earnings (loss)       $ (64,334)    $   2,662    $(123,293)    $  18,903
                                                 ---------     ---------    ---------     ---------
                                                 ---------     ---------    ---------     ---------

                        Virginia Gas Distribution Company

                            Statements of Cash Flows
                                   (unaudited)


                                                            For the Three Months            For the Six Months
                                                                Ended June 30,                 Ended June 30,
                                                            1998            1997            1998            1997
                                                       ------------    -----------     ------------    ------------

Cash flows from operating activities:
   Net income (loss)                                   $  (128,668)    $     5,324     $  (246,585)    $    37,806
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion, and amortization             54,112          27,602         110,883          50,751
      Deferred income taxes                                   --             2,743           1,521          19,477
      Decrease (increase) in accounts receivable           770,477         266,414          57,717        (241,965)
      Decrease (increase) in other current assets         (334,788)        (46,745)       (411,538)          6,137
      Increase in other assets                             (81,397)         (9,523)        414,988         (14,246)
      Increase in accounts payable                         277,393       1,015,374         437,663       1,100,915
      Decrease in other current liabilities               (141,306)        (20,424)       (128,897)         (4,037)
                                                       -----------     -----------     -----------     -----------
           Net cash provided by operating
              activities                                   415,823       1,240,765         235,752         954,838
                                                       -----------     -----------     -----------     -----------

Cash flows from investing activities:
   Capital expenditures                                   (187,988)     (2,487,213)       (248,133)     (3,070,452)
   Loans made to affiliated companies                         --              --              --        (1,000,000)
   Payments received on notes receivable                      --            10,217         280,376          52,374
                                                       -----------     -----------     -----------     -----------
           Net cash (used in) provided by investing
              activities                                  (187,988)     (2,476,996)         32,243      (4,018,078)
                                                       -----------     -----------     -----------     -----------

Cash flows from financing activities:
   Payment of loan principal                                  --            (9,565)         (6,892)        (20,503)
   Proceeds from new loans                                    --              --              --         3,650,000
   Payment of financing costs                                 --          (143,892)           --          (219,394)
   Establishment of financing reserve fund                    --              --              --          (328,500)
                                                       -----------     -----------     -----------     -----------
           Net cash (used in) provided by financing
              activities                                      --          (153,457)         (6,892)      3,081,603
                                                       -----------     -----------     -----------     -----------

Net (decrease) increase in cash                            227,835      (1,389,688)        261,103          18,363

Cash, beginning of period                                   79,207       1,424,217          45,939          16,166
                                                       -----------     -----------     -----------     -----------

Cash, end of period                                    $   307,042     $    34,529     $   307,042     $    34,529
                                                       -----------     -----------     -----------     -----------
                                                       -----------     -----------     -----------     -----------

Supplemental disclosure:
   Interest paid                                       $   298,954     $   212,833     $   428,020     $   349,996
                                                       -----------     -----------     -----------     -----------
                                                       -----------     -----------     -----------     -----------
   Income taxes paid                                   $      --       $      --       $      --       $      --
                                                       -----------     -----------     -----------     -----------
                                                       -----------     -----------     -----------     -----------

                        Virginia Gas Distribution Company

                          Notes to Financial Statements


         The accompanying unaudited financial statements as of June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Distribution Company. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998.

         In March 1998, the Virginia Gas Distribution Company's parent, Virginia Gas Company (the Parent), completed a refinancing transaction whereby the Parent issued $24 million in senior notes to John Hancock Mutual Life Insurance Company and related companies. With the proceeds, the Parent retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to Virginia Gas Distribution Company and three other affiliated companies. The remaining proceeds will be used to develop the Parent's Tidewater pipeline project. As a result of this refinancing, the Virginia Gas Distribution Company has recorded a regulatory asset of approximately $679,000. This asset is made up of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue. The regulatory asset will be amortized over 14 years, the life of the John Hancock note.

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

Results of Operations

         Overview. During the three and six month periods ended June 30, 1998, Virginia Gas Company (the "Company") recorded net income of $42,000 and $25,000, respectively, compared to $128,000 and $427,000 for the same periods in 1997. Basic and diluted net income per common share available to common stockholders for the corresponding periods was $0.01 and $0.01, respectively, in 1998 compared to $0.04 and $0.12, respectively, in 1997. The number of weighted-average shares used in calculating income per common share was 5,504,906 for the three and six months ended June 30, 1998, compared with 3,213,816 and 3,201,350 for the corresponding periods in 1997.

         Revenues. Total revenues increased $46,000 to $1,977,000 for the three months ended June 30, 1998, compared to $1,931,000 for the same period in 1997. Propane gas sales increased $62,000 to $147,000 from $85,000 for the three month period reflecting an increased customer base. In April 1997, the Company purchased a portion of Blue Grass Oils propane territory, which included approximately 1,300 customers. Through June 30 1998, the Company expanded the operations by adding three field offices and is now serving 2,300 customers. Revenues from the Company's Saltville natural gas storage facility decreased slightly to $592,000 from $602,000. The Company significantly enhanced its storage mix by focusing on 10-day "peaking" service contracts which yield more revenues. This reduced the units of gas stored under contract from 767,000 Dths to 417,000 Dths. The Company's pipeline and well operations revenue decreased slightly from $93,000 during the same period in 1997 to $86,000. Natural gas sales decreased $78,000 from $758,000 to $680,000 reflecting decreased volumes. The Company sold 309,000 Dths during its second quarter of 1998 compared to 342,000 Dths during the same period in 1997. The Company's interest income increased $100,000 from $313,000 to $413,000 in 1998 reflecting increased liquidity from the Company's secondary stock offering in September 1997 and its private debt placement in March 1998.

         Total revenues increased 18% to $4.7 million for the six months ended June 30, 1998, compared to $4.0 million for the same period in 1997. Propane gas sales increased $534,000 to $652,000 from $118,000. Gas sales and well operation revenues totaled $1.9 million for the first six months of 1998 compared to $2.0 million for the same period in 1997. Gas sales increased from 689,000 Dths to 695,000 Dths, however the average selling price decreased 9% from $2.65 per Dth to $2.41 per Dth. Natural gas storage revenues decreased $27,000 from $1,228,000 during the six month period ended 1997 to $1,201,000 in 1998. Interest income increased $282,000 to $846,000 from $564,000 during the same period in 1997 reflecting increased liquidity as discussed in the previous paragraph.

Item 2.           Continued

         Costs and Expenses. Total operating costs and expenses totaled $1.5 million for the three months ended June 30, 1998, compared to $1.4 million for the same period in 1997. Margins for sales of natural gas and propane gas remained consistent. Natural gas cost of sales was $631,000 during the second quarter of 1998 compared to $690,000 for 1997 and propane cost of sales was $74,000 compared to $45,000. Production expense declined from $64,000 to $49,000 reflecting the maturation of the Company's exploration and production operation. Operations and maintenance costs increased during the three month period to $164,000 from $129,000 during the same period in 1997. This increase is primarily due to the growth in the Company's propane operations.

         Depreciation and amortization was $229,000 during the second quarter of 1998 compared to $207,000 for the same period in 1997. The propane operations greatly expanded during the past year and placed additional assets into service causing the majority of this increase.

         General and administrative costs increased $138,000 from $232,000 in 1997 to $370,000 during the second quarter of 1998. The large increase in general and administrative costs is the result of two factors: expansion of the Company's propane operations and pipeline construction. The propane operation requires an elevated level of general and administrative costs to serve its expanding volume of customers. Additionally, the Company is currently constructing the initial phases of the proposed 482-mile Tidewater Intrastate Pipeline Project. In support of the current and upcoming construction the Company has added 22 employees and significantly enhanced its infrastructure during the past year.

         Interest expense decreased during the current quarter to $317,000 from $399,000 in 1997. Although the Company had additional borrowings outstanding during 1998, those borrowings were at substantially lower rates. Additionally, the Company was in a construction phase during the second quarter which increased the amount of capitalized interest.

         Total operating costs and expenses were $3.5 million for the six months ended June 30, 1998, compared to $2.9 million for the same period in 1997. Operating costs specifically related to the expansion of the Company's propane operations accounted for the majority of noted increases. Propane cost of sales and operations and maintenance expenses increased $360,000 for the 1998 six-month period corresponding to the aforementioned revenue growth. Operating costs relating to the Company's pipeline operations increased slightly, but were off-set by decreases in the marketing operations. The operating costs applicable to the Company's exploration and production operations remained relatively static for the six-month period ending June 30, 1998 compared to the corresponding period in 1997.

         Depreciation and amortization was $435,000 for the six months ended June 30, 1998 compared to $374,000 for the same period in 1997. This increase, as noted earlier, is primarily due to the expansion of the Company's propane operations.

         General and administrative costs were $693,000 for the six months ended June 30, 1998, an increase of $246,000 from the $447,000 for the same period in 1997. As noted earlier, the Company's propane and pipeline operations have expanded extensively and combine to account for essentially all of this increase.

Item 2.           Continued

         Interest expense totaled $744,000 for the six months ended June 30, 1998, compared to $717,000 for the same period in 1997. This increase of $27,000 is the result of a larger increase in gross interest expense due to additional borrowing off-set by increased capitalized interest related to construction projects.

         Equity in Earnings of Affiliates. The Company has a 50% ownership interest in two affiliated companies which provide natural gas storage, gathering and distribution services. The Company accounts for its investments in these companies using the equity method. For the second quarter 1998, the Company's equity in earnings of these affiliates decreased to a loss of $38,000 from income of $36,000 for the second quarter 1997. The Company's storage operations showed a slight decrease between the periods while the distribution operations had significant decreases. The decrease in the Company's distribution affiliate's net income was primarily due to increases in interest and depreciation related to the construction of a 13-mile distribution pipeline in Russell County, Virginia completed in June 1997, and which is not yet at full capacity. The largest customer using this pipeline, Reynolds Wheels International, has indicated that it will double its usage in November 1998. Secondarily, the decrease in the distribution operations is explained by margin decline. The contracts for most of the largest customers of the distribution operations are linked to fuel oil indices. These indices dictate the fluctuations in revenues and do not coincide with natural gas prices. The Company has renegotiated with one of the large customers to mitigate this variance and expects to do the same for other customers.

         The affiliated earnings for the six month period ended June 30, 1998 decreased to a $13,000 loss from income of $131,000 for the same period in 1997. The income applicable to the storage operations remained static while the distribution earnings decreased due to those facts previously mentioned.

         Income Taxes. Using the asset-and-liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. The Company's provision for income taxes as a percentage of income before tax-effected extraordinary items and equity earnings was 24% and 28% for the second quarter 1998 and 1997, respectively. This same percentage was 27% and 32% for the six months ended June 30, 1998 and 1997, respectively.

         Equity Investments

         Natural Gas Storage. Storage revenues from the Early Grove facility for the three months ended June 30, 1998, were $632,000 compared to $610,000 for the same period in 1997. Storage revenues for the six months ended June 30, 1998, were $1,246,000 compared to $1,265,000 for the comparable 1997 period. These increases reflect variations in the mix of contract storage at the Early Grove facility.

         Natural Gas Distribution. Distribution revenues for the three months ended June 30, 1998, were $190,000 compared to $199,000 for the same period in 1997. Distribution revenues for the first six months of 1998 were $471,000, an increase of $52,000 over revenues of $419,000 for the same period in 1997. The Company's distribution operations realized greater unit sales, but at a lower market price than that of the second quarter 1997. For the six month period the unit price also declined, but the Company realized a 31% increase in unit sales which led to an increase in revenues. As mentioned earlier the purchased gas expense for these sales did not fluctuate according to sales due to negotiated contracts and thus the Company recognized greater purchased gas expense in both reporting periods.

Item 2.           Continued

Financial Condition, Liquidity and Capital Resources

         At June 30, 1998, the Company's working capital was $8.7 million compared to $13.0 million at December 31, 1997. The decrease in working capital is explained by construction expenditures incurred during the second quarter for the Company's 72-mile pipeline expansion project. The Company's current ratio at June 30, 1998, was 11.5, compared to 8.0 at December 31, 1997. The combined working capital of the Company's affiliates, Virginia Gas Storage Company and Virginia Gas Distribution Company, remained consistent at a deficit of $1.3 million for both June 30, 1998 and December 31, 1997. The combined current ratio of these companies was 0.57 at June 30, 1998.

                      Virginia Gas Company and Subsidiaries

                           Part II. Other Information

                    For the Three Months Ended June 30, 1997



Item 4.           Submission of Matters to a Vote of Security Holders

                           The Annual Meeting of Shareholders was held June 10,
                  1998. The meeting involved the election of directors, amendments to the Company's Certificate of Incorporation and Bylaws, and the appointment of auditors of the Company for the 1998 fiscal year. An aggregate of 5,152,562 voting shares of the Company was represented in person or by proxy at the Meeting.

                  Proposal 1.       The shareholders approved the nomination of
                                    Glenn B. Rogers and Karen K. Edwards to
                                    serve the Company as directors for a
                                    three-year term. Directors of the Company who are continuing their term are Michael L.
                                    Edwards, Everette G. Allen, Jr. and G. Lee
                                    Crenshaw, II.

                  Proposal 2.       The shareholders ratified an amendment to
                                    the Company's Certificate of Incorporation that (a) increased the number of authorized shares of common and preferred stock from 10,000,000 to 101,000,000, (b) deleted provisions describing rights associated with the preferred stock and vest the Board of Directors with the authority to determine rights associated with the preferred stock, and (c) deleted provisions requiring the vote of the holders of 75% of the issued and outstanding voting shares to (i) amend the Company's Certificate of Incorporation or the bylaws; (ii) approve a merger, reorganization or recapitalization of the
                                    Company; or (iii) sell all or substantially all of the assets of the Company.

                  Proposal 3.       The shareholders approved an amendment to
                                    the Company's Bylaws that (a) deleted
                                    provisions requiring the vote of the holders of 75% of the issued and outstanding voting shares to (i) amend the Company's
                                    Certificate of Incorporation or make,
                                    repeal, alter, amend or rescind the Bylaws;
                                    (ii) approve a merger, reorganization or recapitalization of the Company; or (iii) sell all or substantially all of the assets of the Company, and (b) permitted holders of not less than a majority of the total voting power of all shares of stock of the Company entitled to vote in the election of directors to amend the Bylaws.

                  Proposal 4.       The shareholders ratified the appointment
                                    of Arthur Andersen LLP, independent public accountants, as auditors of the Company for the 1998 fiscal year.

Item 4.           Continued

                  The results of the voting for each proposal were as follows:




                                                              FOR           AGAINST      ABSTAIN
                                                              ---           -------      -------

                  Proposal 1.       Rogers                   5,127,301           -       25,261
                                    Edwards                  5,100,069           -       52,493

                  Proposal 2.                                4,752,870      218,121      31,754

                  Proposal 3.                                4,821,495      150,921      30,329

                  Proposal 4.                                5,141,972        5,325       5,265


Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits - See list of Exhibits on page 20 hereof.

                  (b) The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 1998:

                       Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 1998.

                      Virginia Gas Company and Subsidiaries

                                List of Exhibits



27                Financial Data Schedule for the Six Months Ended June 30, 1998

                      Virginia Gas Company and Subsidiaries

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




VIRGINIA GAS COMPANY
(Registrant)



By  /s/  Michael L. Edwards
   -----------------------------------
 Michael L. Edwards, President, Chief Executive Officer
      and Chairman of the Board of Directors