Form 10QSB
period 1998-09-30
VIRGINIA GAS CO
filed 1998-11-13
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission file number 000-21523
                      -----------------


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

/ x /  Yes        /   /  No

                              VIRGINIA GAS COMPANY

                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1998

                                Table of Contents


Item                                                                                       Page
Number                           PART I - FINANCIAL INFORMATION                            Number
------                                                                                     ------
  1 Financial Statements:

    Virginia Gas Company and Subsidiaries
     Consolidated Balance Sheets at September 30, 1998 (Unaudited) and
      December 31, 1997                                                                       3
     Consolidated Statements of  Income (Unaudited) for the Three and Nine Months
      Ended September 30, 1998 and 1997                                                       4
     Consolidated Statements of  Cash Flows (Unaudited) for the Nine Months Ended
      September 30, 1998 and 1997                                                             5
     Notes to Consolidated Financial Statements                                               6

    Virginia Gas Storage Company
     Balance Sheets at September 30, 1998 (Unaudited) and December 31, 1997                   7
     Statements of  Income (Unaudited) for the Three and Nine Months Ended
      September 30, 1998 and 1997                                                             8
     Statements of  Cash Flows (Unaudited) for the Nine Months Ended
      September 30, 1998 and 1997                                                             9
     Notes to Financial Statements                                                           10

    Virginia Gas Distribution Company
     Balance Sheets at September 30, 1998 (Unaudited) and December 31, 1997                  11
     Statements of  Income (Unaudited) for the Three and Nine Months Ended
      September 30, 1998 and 1997                                                            12
     Statements of  Cash Flows (Unaudited) for the Nine Months Ended
      September 30, 1998 and 1997                                                            13
     Notes to Financial Statements                                                           14

  2 Management's Discussion and Analysis of Financial Condition and Results of
     Operations                                                                              15

                                 PART II - OTHER INFORMATION

  4 Submission of Matters to a Vote of Security Holders                                      20

  6 Exhibits and Reports on Form 8-K                                                         20

    List of Exhibits                                                                         21

    Signature                                                                                22

    Index to Exhibits                                                                        23


                      Virginia Gas Company and Subsidiaries

                           Consolidated Balance Sheets


                                     Assets

                                                                        September 30,     December 31,
                                                                             1998             1997
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                             $ 1,966,853     $11,750,899
    Accounts receivable                                                     4,272,013       2,681,818
    Notes receivable                                                          139,749         120,898
    Other current assets                                                      653,700         305,223
                                                                           ----------      ----------
                  Total current assets                                      7,032,315      14,858,838
Property and equipment, net                                                35,698,400      22,459,289

Investment in affiliated companies                                          4,392,258       4,459,937

Notes receivable - affiliated companies                                    12,900,164      12,900,164

Other assets                                                                  791,320       1,159,272
                                                                           ----------      ----------
                  Total assets                                            $60,814,457     $55,837,500
                                                                           ----------      ----------
                                                                           ----------      ----------
                       Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                     $    20,907         218,611
    Accounts payable                                                        1,754,077       1,092,846
    Funds held for future distribution                                        208,451         511,099
    Other current liabilities                                                 143,502          46,111
                                                                           ----------      ----------
                  Total current liabilities                                 2,216,937       1,868,667

Long-term debt                                                             24,291,956      19,728,422

Deferred income taxes                                                       1,052,908         925,908
                                                                           ----------      ----------
                  Total liabilities                                        27,471,801      22,522,997
                                                                           ----------      ----------
Stockholders' equity:
    Common stock - par value $.001, 100,000,000 (unaudited) and
       10,000,000 shares authorized, 5,504,906  shares issued and outstanding as of September 30, 1998 and December 31, 1997,
       respectively                                                             5,505           5,505

    Additional paid-in capital                                             31,338,077      31,241,082
    Retained earnings                                                       1,999,074       2,067,916
                                                                           ----------      ----------
                  Total stockholders' equity                               33,342,656      33,314,503
                                                                           ----------      ----------
                  Total liabilities and stockholders' equity              $60,814,457     $55,837,500
                                                                           ----------      ----------
                                                                           ----------      ----------

                      Virginia Gas Company and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)


                                                                   For the Three Months           For the Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                                    1998           1997           1998           1997
Revenue:
    Operating revenue                                            $ 1,863,533    $ 2,363,528    $ 5,643,722    $ 5,864,065
    Interest and other income                                        387,294        387,236      1,272,862        957,649
                                                                  ----------     ----------     ----------     ----------
                                                                   2,250,827      2,750,764      6,916,584      6,821,714
                                                                  ----------     ----------     ----------     ----------
Expenses:
    Production expenses                                               24,210         47,670         88,189        130,044
    Purchased gas expense                                             68,606        764,254        383,449        830,367
    Operation and maintenance expense                                207,755        161,440        625,980        408,934
    Cost of natural gas sold                                         609,876        682,174      2,157,592      2,317,177
    Depreciation, depletion, and amortization                        240,012        207,805        674,649        581,395
    General and administrative                                       361,486        271,914      1,054,897        719,344
                                                                  ----------     ----------     ----------     ----------
                                                                   1,511,945      2,135,257      4,984,756      4,987,261
                                                                  ----------     ----------     ----------     ----------
Other expense:
    Interest                                                         353,670        437,273      1,098,049      1,154,428
    Other                                                             27,453         41,923        106,956        109,962
                                                                  ----------     ----------     ----------     ----------
                                                                     381,123        479,196      1,205,005      1,264,390
                                                                  ----------     ----------     ----------     ----------

Income before earnings of affiliated companies, income
    taxes, and extraordinary loss                                    357,759        136,311        726,823        570,063

Equity in earnings (losses) of affiliated companies                  (55,056)        34,682        (67,664)       165,883
                                                                  ----------     ----------     ----------     ----------
Income before income taxes and extraordinary loss                    302,703        170,993        659,159        735,946

Provision for income taxes                                           107,338         33,429        205,474        171,312
                                                                  ----------     ----------     ----------     ----------
Net income before extraordinary item                                 195,365        137,564        453,685        564,634

Extraordinary loss on extinguishment of debt (net of tax)               -              -           233,307           -
                                                                  ----------     ----------     ----------     ----------
Net income                                                           195,365        137,564        220,378        564,634

Preferred dividends paid                                                -              -              -      $    (57,055)
                                                                  ----------     ----------     ----------     ----------
Net income available to common stockholders                      $   195,365    $   137,564   $    220,378   $    507,579
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------
Earnings (loss) per common share, basic and diluted:

     Net income before extraordinary item                        $      0.03    $      0.04   $       0.08   $      0.15
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------
     Extraordinary loss on extinguishment of debt (net of tax)
                                                                        -              -      $      (0.04)         -
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------

Net income per common share, basic and diluted                   $      0.03    $      0.04   $       0.04   $      0.15
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------

Weighted-average common shares outstanding                         5,504,906      3,868,017      5,504,906      3,428,928
                                                                  ----------     ----------     ----------     ----------
                                                                  ----------     ----------     ----------     ----------

                      Virginia Gas Company and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                         1998              1997
Cash flows from operating activities:
   Net income                                                                        $      220,378   $    564,634
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion, and amortization                                             674,649        581,395
      Undistributed (earnings) losses of affiliated companies                                67,664       (165,883)
      Deferred income taxes                                                                 127,000        123,118
      Increase in accounts receivable                                                    (1,590,195)    (1,701,299)
      Increase in other current assets                                                     (348,478)      (189,897)
      Decrease in other assets                                                              341,515        282,028
      Decrease in notes payable                                                                   -       (250,000)
      Increase in accounts payable                                                          661,231        221,641
      Decrease in other current liabilities                                                (205,257)      (166,644)
                                                                                         ----------     ----------
           Net cash used in operating activities                                            (51,493)      (700,907)
                                                                                         ----------     ----------
Cash flows from investing activities:
   Capital expenditures                                                                 (13,887,510)    (3,908,398)
   Issuance of note receivable                                                              (18,850)    (3,650,000)
   Payments received on notes receivable                                                    102,000         87,262
                                                                                         ----------     ----------
           Net cash used in investing activities                                        (13,804,360)    (7,471,136)
                                                                                         ----------     ----------
Cash flows from financing activities:
   Payment of loan principal                                                            (19,634,170)    (3,044,897)
   Proceeds from new loans                                                               24,000,000      9,690,632
   Repurchase of stock warrants                                                              (5,015)             -
   Redemption of preferred stock                                                                  -     (2,000,000)
   Proceeds from issuance of common stock, net                                                    -     17,607,408
   Payment of financing costs                                                                     -       (331,333)
   Establishment of financing reserve fund                                                        -       (558,750)
   Dividends paid                                                                          (289,008)      (200,599)
                                                                                         ----------     ----------
           Net cash provided by financing activities                                      4,071,807     21,162,461
                                                                                         ----------     ----------
Net increase (decrease) in cash and cash equivalents
                                                                                         (9,784,046)    12,990,418
Cash and cash equivalents, beginning of period                                           11,750,899      1,652,838
                                                                                         ----------     ----------
Cash and cash equivalents, end of period                                             $    1,966,853   $ 14,643,256
                                                                                         ----------     ----------
                                                                                         ----------     ----------
Supplemental disclosure:
   Interest paid                                                                     $    1,240,891   $  1,517,154
                                                                                         ----------     ----------
                                                                                         ----------     ----------
   Income taxes paid                                                                 $        7,075   $     16,658
                                                                                         ----------     ----------
                                                                                         ----------     ----------

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The accompanying unaudited consolidated financial statements as of September 30, 1998, and for the three and nine-month periods ended September 30, 1998 and 1997, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Company (the "Company"). Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998.

         The unaudited consolidated financial statements for 1998 and the consolidated financial statements for 1997 include the accounts of five wholly owned subsidiaries. The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

         In March 1998, the Company completed a refinancing transaction whereby the Company issued $24 million in senior notes to John Hancock Mutual Life Insurance Company and related entities. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds. The remaining proceeds will be used to develop the Company's pipeline and storage projects. As a result of this refinancing, the Company incurred a one time after-tax charge of approximately $233,000. This was due to the accelerated amortization of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

         In July 1998, the Company completed an $8.0 million line of credit facility with Wachovia Bank, N.A. As of September 30,1998, the Company has not drawn on the line of credit.

         Reclassifications have been made to certain previously reported 1997 amounts to conform with 1998 presentation.

                          Virginia Gas Storage Company

                                 Balance Sheets


                                     Assets

                                                                                         September 30,   December 31,
                                                                                             1998             1997
                                                                                         (unaudited)
Current assets:
    Cash                                                                              $       94,715    $     375,958
    Accounts receivable                                                                      310,033        1,409,401
    Other current assets                                                                      45,273           31,156
                                                                                      --------------    -------------
                  Total current assets                                                       450,021        1,816,515

Property and equipment, net                                                               15,532,581       15,063,022

Other assets                                                                                 827,094        1,133,920
                                                                                      --------------    -------------
                  Total assets                                                           $16,809,696      $18,013,437
                                                                                      --------------    -------------
                                                                                      --------------    -------------
                      Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                                 $       85,472    $     109,450
    Accounts payable                                                                         661,904        2,231,125
    Other current liabilities                                                                385,109          268,643
                                                                                      --------------    -------------
                  Total current liabilities                                                1,132,485        2,609,218

Long-term debt                                                                             7,176,762        7,226,762

Deferred income taxes                                                                        816,441          713,441
                                                                                      --------------    -------------
                  Total liabilities                                                        9,125,688       10,549,421

Stockholders' equity:
    Common stock - no par value, 50,000 shares authorized, 38,200
       (unaudited) shares issued and outstanding as of September 30,
       1998 and December 31, 1997, respectively                                            5,640,000        5,640,000

    Retained earnings                                                                      2,044,008        1,824,016
                                                                                      --------------    -------------
                  Total stockholders' equity                                               7,684,008        7,464,016
                                                                                      --------------    -------------
                  Total liabilities and stockholders' equity                          $   16,809,696    $  18,013,437
                                                                                      --------------    -------------
                                                                                      --------------    -------------

                          Virginia Gas Storage Company

                              Statements of Income
                                   (Unaudited)


                                                                  For the Three Months            For the Nine Months
                                                                   Ended September 30,            Ended September 30,
                                                                   1998           1997           1998            1997
Revenue:
    Operating revenue                                           $  582,457    $ 1,321,481   $  2,553,315    $ 3,470,944
    Interest income                                                    768         10,925          9,087         41,029
                                                                 ---------     ----------     ----------     ----------
                                                                   583,225      1,332,406      2,562,402      3,511,973
                                                                 ---------     ----------     ----------     ----------
Expenses:
    Production expenses                                             37,698         36,318        131,223        146,457
    Purchased gas expense                                             -           542,000        431,546      1,052,502
    Operation and maintenance expense                              107,474        208,269        390,538        612,650
    Depreciation, depletion, and amortization                      153,395        127,531        439,378        383,863
    General and administrative                                     134,900        155,822        378,565        548,357
                                                                 ---------     ----------     ----------     ----------
                                                                   433,467      1,069,940      1,771,250      2,743,829
                                                                 ---------     ----------     ----------     ----------
Other expense:
     Interest                                                      151,846        104,559        457,830        269,939
                                                                 ---------     ----------     ----------     ----------

Income (loss) before income taxes                                   (2,088)       157,907        333,322        498,205
Provision (benefit) for income taxes                                  (710)        53,688        113,330        169,390
                                                                 ---------     ----------     ----------     ----------
Net income (loss)                                               $   (1,378)   $   104,219   $    219,992   $    328,815
                                                                 ---------     ----------     ----------     ----------
                                                                 ---------     ----------     ----------     ----------
Virginia Gas Company's equity in Virginia Gas

     Storage Company's earnings (losses)                        $     (689)   $    52,109   $    109,996   $    164,407
                                                                 ---------     ----------     ----------     ----------
                                                                 ---------     ----------     ----------     ----------

                          Virginia Gas Storage Company

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                           1998            1997
Cash flows from operating activities:
   Net income                                                                           $   219,992    $   328,815
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion, and amortization                                             439,378        383,863
      Deferred income taxes                                                                 103,000         99,186
      (Increase) decrease in accounts receivable                                          1,099,368       (254,056)
      (Increase) decrease in other current assets                                           (14,117)        29,783
      (Increase) decrease in other assets                                                   271,948       (143,504)
      Decrease in accounts payable                                                       (1,569,221)    (1,036,416)
      Increase in other current liabilities                                                  92,488        176,023
                                                                                          ---------      ---------
           Net cash (used in) provided by operating activities                              642,836       (416,306)
                                                                                          ---------      ---------
Cash flows from investing activities:
   Capital expenditures, net                                                               (874,079)    (1,096,535)
   Payments received on notes receivable                                                       -           500,000
                                                                                          ---------      ---------
           Net cash used in investing activities                                           (874,079)      (596,535)
Cash flows from financing activities:
   Payment of loan principal                                                                (50,000)       (80,037)
   Proceeds from new loans                                                                     -         1,000,000
                                                                                          ---------      ---------
           Net cash (used in) provided by financing activities                              (50,000)       919,963
                                                                                          ---------      ---------
Net decrease in cash                                                                       (281,243)       (92,878)
Cash, beginning of period                                                                   375,958        148,619
                                                                                          ---------      ---------
Cash, end of period                                                                     $    94,715    $    55,741
                                                                                          ---------      ---------
                                                                                          ---------      ---------
Supplemental disclosure:
   Interest paid                                                                        $   228,959    $   499,454
                                                                                          ---------      ---------
                                                                                          ---------      ---------
   Income taxes paid                                                                    $    48,750    $    67,635
                                                                                          ---------      ---------
                                                                                          ---------      ---------


                          VIRGINIA GAS STORAGE COMPANY

                          Notes to Financial Statements


         The accompanying unaudited financial statements as of September 30, 1998, and for the three and nine-month periods ended September 30, 1998 and 1997, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Storage Company. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998.

         In March 1998, Virginia Gas Storage Company's parent, Virginia Gas Company (the "Parent"), completed a refinancing transaction whereby the Parent issued $24 million in senior notes to John Hancock Mutual Life Insurance Company and related entities. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to Virginia Gas Storage Company and three other affiliated companies. The remaining proceeds will be used to develop the Parent's pipeline and storage projects. As a result of this refinancing, the Virginia Gas Storage Company has recorded a regulatory asset of approximately $725,000. This asset is made up of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue. The regulatory asset will be amortized over 14 years, the life of the John Hancock note.

                        Virginia Gas Distribution Company

                                 Balance Sheets


                                     Assets

                                                                                        September 30,     December 31,
                                                                                           1998               1997
                                                                                         (unaudited)
Current assets:
    Cash                                                                               $      93,935    $      45,939
    Accounts receivable                                                                       87,084          220,389
    Current portion of notes receivable                                                       17,686           21,223
    Other current assets                                                                     531,920          248,062
                                                                                       -------------    -------------
                  Total current assets                                                       730,625          535,613

Property and equipment, net                                                                6,730,219        6,416,465
Notes receivable                                                                           2,898,121        2,948,121
Deferred tax asset                                                                            30,215           31,736
Other assets                                                                                 783,173        1,204,387
                                                                                       -------------    -------------
                  Total assets                                                         $  11,172,353    $  11,136,322
                                                                                       -------------    -------------
                                                                                       -------------    -------------
                      Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                                  $      34,455    $      41,347
    Accounts payable                                                                       1,374,880          980,560
    Other current liabilities                                                                 35,792           31,840
                                                                                       -------------    -------------
                  Total current liabilities                                                1,445,127        1,053,747

Long-term debt                                                                             8,626,717        8,626,717
                                                                                       -------------    -------------
                  Total liabilities                                                       10,071,844        9,680,464
                                                                                       -------------    -------------
Stockholders' equity:
    Common stock - no par value, 100,000 shares authorized, 75,000
       (unaudited) shares issued and outstanding as of September 30,                       1,500,000        1,500,000
       1998 and December 31, 1997, respectively
    Retained earnings                                                                       (399,491)         (44,142)
                                                                                       -------------    -------------
                  Total stockholders' equity                                               1,100,509        1,455,858
                                                                                       -------------    -------------
                  Total liabilities and stockholders' equity                           $  11,172,353    $  11,136,322
                                                                                       -------------    -------------
                                                                                       -------------    -------------


                        Virginia Gas Distribution Company

                              Statements of Income
                                   (Unaudited)


                                                                   For the Three Months            For the Nine Months
                                                                    Ended September 30,            Ended September 30,
                                                                   1998           1997            1998           1997
Revenue:
    Operating revenue                                          $   165,118    $   171,498    $   636,277    $   590,919
    Interest income                                                 62,028        100,541        205,606        311,844
    Other income                                                    23,843         23,444         67,025         68,732
                                                               -----------    -----------    -----------    -----------
                                                                   250,989        295,483        908,908        971,495
                                                               -----------    -----------    -----------    -----------
Expenses:
    Purchased gas expense                                           91,555        105,313        414,695        344,309
    Operation and maintenance expense                               25,208         43,656        111,752         82,042
    Depreciation, depletion, and amortization                       56,387         53,053        167,270        103,804
    General and administrative                                      33,736         31,321        109,178        104,669
                                                               -----------    -----------    -----------    -----------
                                                                   206,886        233,343        802,895        634,824
                                                               -----------    -----------    -----------    -----------
Other expense:
    Interest                                                       185,165        108,249        593,414        309,204
    Other                                                           23,688          6,700         50,961         22,993
                                                               -----------    -----------    -----------    -----------
                                                                   208,853        114,949        644,375        332,197
                                                               -----------    -----------    -----------    -----------

Income (loss) before income taxes                                 (164,750)       (52,809)      (538,362)         4,474
Provision (benefit) for income taxes                               (56,015)       (17,955)      (183,042)         1,522
                                                               -----------    -----------    -----------    -----------
Net income (loss)                                              $  (108,735)  $    (34,854)   $  (355,320)   $     2,952
                                                               -----------    -----------    -----------    -----------
                                                               -----------    -----------    -----------    -----------
Virginia Gas Company's equity in Virginia Gas

     Distribution Company's earnings (losses)                  $   (54,368)  $    (17,427)   $  (177,660)   $     1,476
                                                               -----------    -----------    -----------    -----------
                                                               -----------    -----------    -----------    -----------

                        Virginia Gas Distribution Company

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                           1998            1997
Cash flows from operating activities:
   Net (loss) income                                                                    $  (355,320)  $      2,952
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion, and amortization                                             167,270        103,804
      Deferred income taxes                                                                   1,521          1,522
      Decrease (increase) in accounts receivable                                            133,305        (21,264)
      Increase in other current assets                                                     (280,321)      (132,008)
      Decrease (increase) in other assets                                                   413,087       (155,966)
      Increase in accounts payable                                                          394,320        500,882
      Decrease in other current liabilities                                                  (2,939)        (8,297)
                                                                                           --------      ---------
           Net cash provided by operating activities                                        470,923        291,625
                                                                                           --------      ---------
Cash flows from investing activities:
   Capital expenditures                                                                    (472,927)    (3,595,785)
   Issuance of notes receivable                                                                -        (1,000,000)
   Payments received on notes receivable                                                     50,000      1,248,428
                                                                                           --------      ---------
           Net cash used in investing activities                                           (422,927)    (3,347,357)
                                                                                           --------      ---------

Cash flows from financing activities:
   Payment of loan principal                                                                   -           (29,977)
   Proceeds from new loans                                                                     -         3,650,000
   Payment of financing costs                                                                  -          (219,394)
   Establishment of financing reserve fund                                                     -          (328,500)
                                                                                           --------      ---------
           Net cash provided by financing activities                                           -         3,072,129
                                                                                           --------      ---------
Net increase in cash                                                                         47,996         16,397
Cash, beginning of period                                                                    45,939         16,166
                                                                                           --------      ---------
Cash, end of period                                                                     $    93,935   $     32,563
                                                                                           --------      ---------
                                                                                           --------      ---------
Supplemental disclosure:
   Interest paid                                                                        $   428,044   $    550,551
                                                                                           --------      ---------
                                                                                           --------      ---------

                        VIRGINIA GAS DISTRIBUTION COMPANY

                          Notes to Financial Statements


         The accompanying unaudited financial statements as of September 30, 1998, and for the three and nine-month periods ended September 30, 1998 and 1997, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Distribution Company. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1998.

         In March 1998, Virginia Gas Distribution Company's parent, Virginia Gas Company (the "Parent"), completed a refinancing transaction whereby the Parent issued $24 million in senior notes to John Hancock Mutual Life Insurance Company and related entities. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to Virginia Gas Distribution Company and three other affiliated companies. The remaining proceeds will be used to develop the Parent's pipeline and storage projects. As a result of this refinancing, the Virginia Gas Distribution Company has recorded a regulatory asset of approximately $679,000. This asset is made up of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue. The regulatory asset will be amortized over 14 years, the life of the John Hancock note.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

Item 2. Management's Discussions and Analysis of Financial Condition And Results of Operations

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, and the Notes to Consolidated Financial Statements set forth in this report.

Results of Operations

         Overview. During the three and nine-month periods ended September 30, 1998, Virginia Gas Company (the "Company") recorded net income of $195,000 and $220,000 respectively, compared to $138,000 and $508,000 for the same periods in 1997. The Company experienced net income growth of 41% during the three month period when compared to the prior year. Basic and diluted income per common share available to common stockholders for the corresponding periods was $0.03 and $0.04, respectively, in 1998 compared to $0.04 and $0.15, respectively, in 1997. Before the extraordinary item recorded during the first quarter of 1998, the Company earned $454,000 for the nine-month period ending September 30, 1998, which represents basic and diluted earnings per common share of $0.08. The number of weighted-average shares used in calculating income per common share for the three and nine months ended September 30, 1998 was 5,504,906 compared with 3,868,017 and 3,428,928 for the corresponding periods in 1997.

         Revenues. Total revenues declined 18% to $2.3 million for the three months ended September 30, 1998, compared to $2.8 million for the same period in 1997. Natural gas sales totaled $663,000 for the third quarter of 1998 compared to $1.5 million for the third quarter of 1998. The decrease reflects a one-time sale of 200,000 MMBtu to a customer of the Company totaling $570,000, which occurred during the three-month period ending September 30, 1997. Total natural gas sales volume during the third quarter of 1998 was 346,000 MMBtu compared to 567,000 MMBtu during the same period in 1997. The Company's average natural gas sales price declined during the period to $1.91/MMBtu from $2.57/MMBtu, which accounted for a portion of the lower revenue. Pipeline revenues derived from the Company's newly constructed portions of its Tidewater pipeline were $171,000 for the quarter. Storage revenues at the Company's Saltville storage facility increased 12% to $700,000 during the three months ended in 1998 compared to $626,000 reflecting increased contract volume of 240,000 MMBtu. Propane gas sales increased 6% to $165,000 during the third quarter of 1998 from $155,000 for the three months ended September 30, 1997. Exploration and production revenues, reflecting the Company's well tending and gathering line revenue declined slightly to $86,000 from $87,000 in 1997. Management revenues increased during the third quarter of 1998 to $79,000 from $42,000 in 1997. Interest and other income totaled $387,000 for the third quarter of 1998 and 1997.



   -------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------
          Revenue                         3rd Qtr           3rd Qtr       Percentage
                                           1998              1997          Change
   -------------------------------------------------------------------------------------
     Natural Gas Sales                 $    663,000     $  1,454,000        (54)%
   -------------------------------------------------------------------------------------
     Storage Revenues                       700,000          626,000         12
   -------------------------------------------------------------------------------------
     Pipeline Revenues                      171,000                -        100
   -------------------------------------------------------------------------------------
     Propane Gas Sales                      165,000          155,000          6
   -------------------------------------------------------------------------------------
     Explor. & Prod. Revenues                86,000           87,000        ( 1)
   -------------------------------------------------------------------------------------
     Management Revenues                     79,000           42,000         88
   -------------------------------------------------------------------------------------
     Interest and Other                     387,000          387,000          -
   -------------------------------------------------------------------------------------
        Total                          $  2,251,000     $  2,751,000
   -------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------


Item 2.  Continued

         Total revenues increased to $6.9 million for the nine months ended September 30, 1998, compared to $6.8 million for the same period in 1997. Natural gas sales declined $945,000 to $2,335,000 in 1998 from $3,280,000 during the same period in 1997 due primarily to the $570,000 one-time sale of gas that occurred in the third quarter of 1997. Sales volumes are consistent after excluding the 200,000 MMBtu one-time sale at 1,040,815 MMBtu and 1,256,144 MMBtu for the nine months ended September 30, 1998 and 1997, respectively. Average sales prices have declined to $2.24/ MMBtu in 1998 compared to $2.57/MMBtu in 1997. Propane Gas Sales have increased approximately 200% to $818,000 during the nine-month period compared to $273,000 during the comparable period in 1997. Pipeline revenues for the nine-month period ending September 30, 1998 were $171,000. The Company completed a 35-mile portion of its Tidewater pipeline during 1998 and began collecting revenues for contracted demand.

         Costs and Expenses. Total operating costs and expenses totaled $1.5 million for the three months ended September 30, 1998, compared to $2.1 million for the same period in 1997. Total operating costs and expenses were $5.0 million for the nine months ended September 30, 1998 and 1997. Purchased gas expenses decreased to $69,000 and $383,000 for the three and nine-month periods ended September 30, 1998, respectively, from $764,000 and $830,000 for the corresponding periods in 1997. These decreases reflect the one-time sale of gas to a storage customer during the three-month period in 1997.

         Operations and maintenance expenses totaled $208,000 and $626,000 for the three and nine-month periods ended September 30, 1998 compared to $161,000 and $409,000 for the same periods in 1997, primarily reflecting operating costs related to the growth of the propane distribution operations.

         Cost of natural gas sold, related to the Company's marketing of natural gas, totaled $610,000 and $2.2 million for the three and nine-month periods ended September 30, 1998, compared to $682,000 and $2.3 million for the corresponding 1997 periods. Sales volume decreased to 320,000 MMBtu and 1.0 million MMBtu for the three and nine months ending in 1998 compared to 367,000 MMBtu and 1.1 million MMBtu for the corresponding period in 1997.

         Depreciation, depletion and amortization increased 15% to $240,000 in the third quarter of 1998 from $208,000 for the third quarter of 1997. This increase totaled 16% to $675,000 for the nine months ended September 30, 1998 from $582,000 for the same period in 1997. These increases are due to additions in the Company's pipeline operations and propane operations that were put in service during 1998.

         General and administrative costs were $361,000 and $1.1 million for the three and nine-month periods ended September 30, 1998, respectively, compared to $272,000 and $719,000 for the corresponding periods in 1997. These increases reflect the growth in the Company's propane operations and growth in infrastructure during construction of the Tidewater Pipeline Project.

         Interest Expense. Interest expense decreased 19% to $354,000 during the third quarter of 1998 from $437,000 for the same period in 1997. Interest expense was $1.1 million during the first nine months of 1998 and $1.2 million in the comparable 1997 period. These decreases are the result of higher capitalized interest during increased construction activity. The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Capitalized interest for the three and nine-month periods ended

Item 2. Continued

September 30, 1998 totaled $164,000 and $415,000, respectively. Capitalized interest for the comparable 1997 periods totaled $80,000 and $225,000, respectively.

         Equity in Earnings of Affiliates. The Company has a 50% ownership interest in two affiliated companies which provide natural gas storage, gathering and distribution services: Virginia Gas Storage Company (the "Storage Affiliate") and Virginia Gas Distribution Company (the "Distribution Affiliate"). The Company accounts for its investments in these companies using the equity method. For the three months ended September 30, 1998, the Company's equity in earnings of these affiliates decreased to a loss of $55,000 from a gain of $35,000 for the comparable period in 1997. The Company's equity in earnings of affiliates decreased to a loss of $68,000 for the first nine months of 1998 from a gain of $166,000 for the same period in 1997. These decreases reflect higher interest and depreciation due to significant additions that were added in 1997.

         Income Taxes. Using the asset-and-liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax purposes. The Company's provision for income taxes as a percentage of income before its equity in earnings of affiliates (the Company's equity in earnings of affiliates is reflected on a post-income tax basis) was 30% and 28% for the three and nine-month periods ended September 30, 1998, respectively, compared with 25% and 30%, respectively, for the same periods in 1997.

         Equity Investments

         Virginia Gas Storage Company. Storage revenues from the Early Grove facility for the three months ended September 30, 1998, were $535,000 compared to $622,000 for the same period in 1997. Storage revenues for the nine months ended September 30, 1998, were $1.8 million compared to $1.9 million for the comparable 1997 period. These decreases reflect the reduction of gas stored under contract. At the end of September 1998, the Storage Affiliate had 1,670,000 MMBtu of stored gas under contract compared to 1,835,000 MMBtu in 1997. Gathering revenues totaled $39,000 and $169,000 for the three and nine-month periods ended September 30, 1998, respectively, compared to $74,000 and $223,000 for the comparable periods in 1997. The nine-month decrease reflects a reduction in natural gas throughput due partially to production decline. Additionally, the Company experienced decreased peak winter service volumes sold as a result of the milder seasonal temperatures during the first quarter of 1998 as compared to the corresponding period in 1997. Revenues from natural gas sales totaled $576,000 for nine-month period ended September 30, 1998, compared to $570,000 and $1.2 million for the three and nine months ended September 30, 1997. Purchased gas expenses related to these sales totaled $432,000 for the nine-month period in 1998 and $542,000 and $1.1 million for the three and nine months ended September 30, 1997, respectively. The large decline in gas sales is explained by the large one-time sale of gas to the Storage Affiliate's parent, which in-turn was sold to a customer of the parent.

         Virginia Gas Distribution Company. Distribution revenues for the three months ended September 30, 1998, were $165,000, a decrease of $6,000 from revenues of $171,000 for the same period in 1997. Distribution revenues for the first nine months of 1998 were $636,000, an increase of $45,000 over revenues of $591,000 for the same period in 1997. The decrease during the three-months ending September 30, 1998 is due to lower average prices that have resulted from indexed-priced contracts. The average price for the 1998 period was $4.10 per MMBtu on volume of

Item 2. Continued

40,000 MMBtu compared to $4.81 per MMBtu on volume of 36,000 MMBtu during the same three-month period in 1997. The decreases in the indexes have been caused by lower oil prices. A similar trend exists for the nine-month period, however, volume growth has increased revenues. Average prices for the nine-months ending September 30, 1998 were $4.52 per MMBtu on volumes of 141,000 MMBtu compared to $5.20 per MMBtu on volumes of 114,000 MMBtu.


Financial Condition, Liquidity and Capital Resources

At September 30, 1998, the Company's working capital was $4.8 million, compared to $13.0 million at December 31, 1997. The Company's current ratio at September 30, 1998, was 3.17, a decrease from the ratio of 7.95 at December 31, 1997. The decline in working capital is the result of expenditures related to the construction of the Company's storage and pipeline projects. The combined working capital of the Company's affiliates, Virginia Gas Storage Company and Virginia Gas Distribution Company, increased to a $1.4 million deficit at September 30, 1998, from the $1.3 million deficit at December 31, 1997. The combined current ratio of these companies was 0.30 at September 30, 1998 compared to 0.64 at December 31, 1997. Net cash used in operations improved to $51,000 in the nine months ending September 30, 1998 from $701,000 in the same period of 1997. The Company's net cash decreased $9.8 million during the nine months ending September 30,1998 compared to an increase of $13.0 million in the same period of 1997, reflecting construction expenditures during 1998.

Regulatory Matters

The Virginia State Corporation Commission (the "Commission") regulates the Company's Saltville storage facility and its pipeline operations, the Storage Affiliate, and the Distribution Affiliate. The Affiliates are involved in discussions with the Staff of the Commission regarding the Commission's policy on capitalized interest. Although Management believes its position on this issue to be justifiable, those discussions could result in a portion of capitalized interest being written-off by the affiliates. Neither the timing of the resolution of this issue nor the potential effect on the Company are currently estimable.


Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999 and may not be applied retroactively. Management has not quantified the impacts of adoption but believe that this Statement will have no material impact to the financial statements.

Item 2.  Continued


Year 2000 Issue

         The Company uses vendor-supported software exclusively. After discussions with vendors, the Company believes that the year 2000 issue has been appropriately addressed and does not expect the year 2000 issue to have a material adverse impact on the financial position, results of operations, or cash flows in future periods.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           Part II. Other Information

                  For the Nine Months Ended September 30, 1998



Item 4.  Submission of Matters to a Vote of Security Holders

         There were no submissions of matters to a vote of security holders

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - See list of Exhibits on page 20 hereof.

         (b) Reports on Form 8-K:
              There were no reports filed on Form 8-K during the three months ended September 30, 1998.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                List of Exhibits



27       Financial Data Schedule for the Nine Months Ended September 30, 1998

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




VIRGINIA GAS COMPANY
(Registrant)



By /s/  Michael L. Edwards
  -----------------------------------------------
   Michael L. Edwards, President, Chief Executive
   Officer and Chairman of the Board of Directors

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                Index to Exhibits


Exhibit
Number                              Description
-------                            -------------

   27                          Financial Data Schedule
