Form 10KSB
period 1998-12-31
VIRGINIA GAS CO
filed 1999-03-31
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE  ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / X / Yes / / No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Revenues for the fiscal year ended December 31, 1998 were $ 9,799,977.

The aggregate market value of the voting Common Stock, par value $.001 per share, held by nonaffiliates of the Registrant as of March 26, 1999 was approximately $10,241,563.

As of March 26, 1999, the Registrant had outstanding 5,504,906 shares of Common Stock, par value $.001.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

       ITEM                                                                                       PAGE
      NUMBER                                       CAPTION                                       NUMBER


                  PART I
       1          Business                                                                           3
       2          Properties                                                                         9
       3          Legal Proceedings                                                                  9
       4          Submission of Matters to a Vote of Security Holders                                9
                  PART II
       5          Market for Common Equity and Related Stockholder Matters                           9
       6          Management's Discussion and Analysis                                              10
       7          Financial Statements                                                              16
       8          Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                        35
                  PART III
       9          Directors and Executive Officers of the Company                                   35
       10         Executive Compensation                                                            35
       11         Security Ownership of Certain Beneficial Owners and Management                    35
       12         Certain Relationships and Related Transactions                                    35
       13         Exhibits and Reports on Form 8-K                                                  35
                  Signatures                                                                        39


ITEM 1.  BUSINESS

GENERAL

         Virginia Gas Company (the "Company") was organized in 1987 under the laws of the state of Delaware. The Company, directly or through its subsidiaries and affiliated companies, is primarily engaged in the storage, marketing, distribution, gathering, exploration, and production of natural gas, and the distribution of propane gas. The Company's principal assets are located in the southwestern counties of the Commonwealth of Virginia.

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

         The Company's principal sources of revenue have varied depending on its level of activity in any given segment of natural gas operations. From 1987 to 1992, substantially all of the Company's income was derived from exploration, development and production of natural gas and from fees derived from managing wells. From 1993 to 1996, the Company's income reflected the growth of its storage operations. In 1996 and 1997, the Company initiated its propane distribution and gas marketing operations, respectively. In 1998, the Company completed construction of 35 miles of pipeline and began serving two communities. The Company's third and fourth quarter reflected increased pipeline revenue. Additionally in 1998, the Company experienced revenue growth in its propane distribution business. Currently, the Company is continuing to develop transmission pipeline projects and expanding its storage capacity and expects to derive future income primarily from natural gas storage, pipeline transportation fees, and the continued growth of its propane operation.

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

SUBSIDIARIES AND AFFILIATES

         The Company has four consolidated wholly-owned subsidiaries: Virginia Gas Exploration Company (the "Exploration Company"), Virginia Gas Pipeline Company (the "Pipeline Company"), Virginia Gas Propane Company (the "Propane Company") and Virginia Gas Marketing Company (the "Marketing Company"). Affiliates of the Company, Virginia Gas Distribution Company (the "Distribution Company") and Virginia Gas Storage Company (the

"Storage Company"), are each owned 50% by the Company and 50% by one individual investor, who has no affiliation with either the Company, or any executive officer, director or controlling shareholder of the Company. In January 1999 through a contribution of owner's equity, the Distribution Company became the parent of the Storage Company. The Distribution Company remains a 50% owned affiliate of the Company.

         The Pipeline Company, the Distribution Company and the Storage Company are the holders of Certificates of Public Convenience and Necessity ("CPCN") issued by the Virginia State Corporation Commission ("VSCC") that are required for such companies to conduct their business. The Pipeline Company's and a portion of the Storage Company's operations are regulated by both the VSCC and the Federal Energy Regulatory Commission ("FERC"). In connection with the financing of the Distribution Company's distribution business, and the Storage Company and Pipeline Company's storage and related pipeline businesses, the Company participated in four tax exempt bond issues in 1994, 1995 and 1997 that provided financing for these various projects. Funds from such financings were allocated, as needed, to the various subsidiaries and affiliates and each such entity has provided the Company with interest-bearing promissory notes evidencing its obligation to repay the funds advanced by the Company. During 1998, the company refinanced the tax exempt bonds through a private debt placement and the aforementioned promissory notes were replaced by ones reflecting the lower interest rates.

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

         The Pipeline Company developed the Saltville Facility for use as a high rate, peak usage storage facility. The Saltville Facility uses caverns created in underground salt beds to store natural gas. The Company's engineering staff believes the ultimate working gas capacity of the Saltville Facility could be up to 10 Bcf. In June 1996 the Pipeline Company filed an application with the VSCC for a CPCN for the operation of the Saltville Facility. In July 1996 the VSCC issued an order authorizing the Pipeline Company to begin service on an interim basis using the rates set forth in the application. The CPCN was issued to the Pipeline Company in December 1997. In November 1996, the Pipeline Company received a limited jurisdiction certificate from the FERC authorizing the Pipeline Company to engage in the sale, transportation (including storage), or assignment of natural gas that is subject to FERC's jurisdiction under the Natural Gas Act, and to charge rates for its interstate service equal to the intrastate rates approved by the VSCC. The Saltville Facility provides 10-day, 60-day and 90-day service and 20-day refill capacity. In August 1996 the Pipeline Company injected the first working gas into the field. Peak daily withdrawal rates of 40,000 MMBtu were achieved in January 1997. The Company began construction of an evaporation facility adjacent to its Saltville Storage Facility late in 1998. The facility will be used by the Company to create additional storage space by eliminating brine from the salt cavern.

         The Early Grove Field is an underground natural gas storage facility owned and operated by the Storage Company. The Storage Company has received a CPCN from the VSCC, authorizing it to engage in the sale, transportation (including storage), or assignment of natural gas and to charge rates approved by the VSCC. The Early Grove Field includes 29 storage wells and a certificated area of 2,900 acres. Contracted storage volume for 60-day, 90-day and 150-day service has increased from 520,000 MMBtu for the 1994/1995 heating season to 1,835,000 MMBtu for the 1998/1999 heating season. The deliverability of the Early Grove Field has been increased by reworking existing wells, drilling new wells, injecting additional base gas, installing larger diameter pipe, new compression equipment, and increasing the maximum operating pressure of the field to 2,000 PSI from 1,400 PSI. Peak January deliverability has been increased from 1,000 MMBtu to over 20,000 MMBtu per day from 1992 to 1998. Further improvements, including drilling new wells, adding additional base gas and increasing the maximum operating pressure to up to 2,400 PSI, are being considered. Proposed improvements could increase the field's capacity to 2,200,000 MMBtu in the future.

         The Company is continually assessing the feasibility of developing additional natural gas storage facilities in its area of operation and is analyzing available geological and geophysical data and land records related thereto.

PIPELINE OPERATIONS

         The Company has completed construction and has begun servicing 35 miles of intrastate pipeline. The Company is currently acquiring remaining rights-of-way and permits for the construction of the remaining 36 miles of pipeline that will make up the Company's P-25 pipeline. The pipeline will connect the Company's Saltville Facility and transport natural gas to growing markets in Smyth, Wythe and Pulaski Counties in southwestern Virginia. These areas currently are served only by ETNG's #3300 interstate pipeline, which currently has insufficient capacity to meet the area's needs.

         The P-25 pipeline has been and will be constructed and maintained consistent with applicable federal, state and local laws and regulations and accepted industry practice. The first phase of construction, completed in October of 1998, consisted of twinning the ETNG line to the town of Wytheville and opening service to that town and Marion. The remaining phases will extend the P-25 pipeline from Wytheville to Radford, Virginia. The Company has entered into a 15-year contract with United Cities Gas Company ("UCG"), the local distribution company which serves Smyth, Wythe and Pulaski Counties, to provide pipeline capacity to supply 20,000 MMBtu per day, or 67% of planned pipeline capacity. Completion of the P-25 pipeline is expected by late 2000. The Company filed an application for a CPCN with the VSCC in January 1997 for authorization to develop, construct, own and operate the P-25 pipeline. This CPCN was received by the Company in December 1997. In early 1999, the Company filed an application with the VSCC to extend its P-25 pipeline to Roanoke, Virginia, where it will service a new contract with Roanoke Gas Company.

         Substantially all of the operations conducted through the P-25 pipeline will constitute common carrier pipeline activities. Such common carrier activities are those under which transportation in the pipeline is available at tariffs published with the VSCC to any shipper of natural gas who requests such services, provided that each product for which transportation is requested satisfies the conditions and specifications for transportation. In early
1999, the Company filed an application with the VSCC to extend its P-25 pipeline to Roanoke, VA, where it will service a new contract with Roanoke
Gas Company.

NATURAL GAS AND PROPANE DISTRIBUTION OPERATIONS

         The Company, through the Distribution Company, owns and operates 33 miles of distribution pipelines and provides natural gas service to over 250 customers in Russell and Buchanan Counties in Virginia. Construction of a 10-mile pipeline providing service to the town of Lebanon in Russell County was completed in June 1997. The Distribution Company has a CPCN authorizing it to provide natural gas service in these counties. In January 1997, the Distribution Company filed an application with the VSCC to extend its service territory to include all of Dickenson and Tazewell Counties in Virginia, with the exception of the service territory in Tazewell County currently certificated to Commonwealth Public Service Corporation. This application was subsequently amended to include the town of Saltville, Virginia as part of the proposed service territory. In December 1997, the VSCC issued CPCNs to the Distribution Company authorizing it to provide natural gas service to the western portion of Tazewell County, excluding the service territory allotted to Commonwealth Public Service Corporation, all of Dickenson County, and the town of Saltville. The Distribution Company's tariff rates are approved by the VSCC.

         The Distribution Company has a firm transportation service contract for a ten-year term with East Tennessee Natural Gas for the winter months of November through March, and an interruptible transportation contract with ETNG for the remainder of the year.

         In 1996, the Company commenced distribution of propane gas in southwestern Virginia. Because of shared costs and similarities such as easily converted appliances, many natural gas utilities provide both products to their customers. Customers often do not distinguish between the two forms of gas when used in the home. The Company intends, in part, to develop its propane distribution business through selective acquisitions. In that regard, the Company acquired a portion of Blue Grass Oils, Inc.'s existing propane distribution business in Buchanan, Dickenson and Russell Counties and in the western part of Tazewell County, Virginia in April 1997. The Company is also expanding its propane distribution operations through an aggressive growth program. At the end of 1998, the Company was providing propane gas service to over 3,000 customers in southwestern Virginia.

EXPLORATION, PRODUCTION, GATHERING, AND MARKETING OPERATIONS

         DRILLING ACTIVITY. The Company did not drill or complete any natural gas wells during 1997 or 1998.

         SERVICE OPERATIONS. The Company engages in the business of supervising drilling operations and operating producing wells. As of December 31, 1998 the Company operated 72 wells located in Virginia and West Virginia. As operator of producing wells, the Company is responsible for the maintenance and verification of all production records, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production operations for producing wells and is paid for such services on a per well, monthly fee basis.

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

COMPETITION

         The Company competes with major utility companies and pipeline companies in the areas of utility services and pipeline operations. The deregulation of the natural gas industry has provided the Company with marketing and transportation opportunities; however, other pipeline companies, marketers and brokers with resources far greater than the Company likewise are the beneficiaries of such deregulation. While the Company and the Storage Company currently own and operate the only underground natural gas storage facilities in Virginia, it is possible that other distribution and marketing companies could develop other underground natural gas storage facilities, and companies could rely on other methods of storage such as above-ground stored liquefied natural gas. The Company competes in the areas of exploration, production, transportation and marketing of natural gas and distribution of propane with major oil companies, other independent oil and gas concerns and individual producers and operators. Many of the Company's competitors have substantially greater financial and other resources than the Company.

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

         The Company's existing pipelines, gathering systems and distribution systems are situated on land not owned by the Company but as to which the Company and its affiliates have easements from the landowners permitting the use of such land for the construction and operation of pipeline facilities. The Company has received or intends to receive franchises, easements, licenses, permits and other authorizations to construct and operate proposed or future pipelines, gathering systems and distribution systems within the jurisdiction of various cities, counties and other government agencies and jurisdictions, as well as along and across waterways and rights-of-way for federal, state, county and city highways, streets and roads.

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

EMPLOYEES

         As of December 31, 1998, the Company, its subsidiaries and affiliated companies employed 60 persons on a full time basis, none of whom is covered by a collective bargaining agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                       APPROXIMATE NUMBER OF STOCKHOLDERS


                                                                                Number of Stockholders
                                                                                   of Record as of
                                 Title of Class                                   December 31, 1998

Common stock, par value $.001                                                            1,838
Warrants to purchase common stock                                                           52


         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "VGCO." The following table sets forth, for the periods indicated, the high and low sales prices of the common stock, compiled from quotations supplied by the Nasdaq Monthly Statistical Report, in addition to dividends per share declared for the periods indicated:


                                                              PRICE RANGE OF COMMON STOCK
                                                              ---------------------------         DIVIDENDS
                                                                   HIGH           LOW            PER SHARE
                                                              -------------   -----------        -----------

             1997
                   First Quarter                                 $10 1/2          $ 7 1/4             $0.0150
                   Second Quarter                                 10 3/4            8 3/4              0.0175
                   Third Quarter                                  10 3/4            8 3/4              0.0175
                   Fourth Quarter                                  9                8                  0.0175
             1998
                   First Quarter                                   9                7 5/16             0.0175
                   Second Quarter                                  7 3/4            6                  0.0175
                   Third Quarter                                   6 7/32           4                  0.0175
                   Fourth Quarter                                  4 1/2            3                  0.0175
             1999
                   First Quarter (through March 15)                3 11/16          2 3/16                -



         The Company paid cash dividends on its Common Stock for each of the years 1992 through 1998. There is no assurance that the Board of Directors of the Company will authorize the Company to continue to pay cash dividends on its Common Stock in the future.

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

         In its pipeline business, the Company receives fees for use of its pipeline space, referred to as pipeline revenues. Pipeline charges to customers are in accordance with pipeline rates included in tariffs approved by the Virginia State Corporation Commission.

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

RESULTS OF OPERATIONS

         Virginia Gas Company recorded revenues of $9.8 million in 1998 compared to $9.3 in 1997 representing a 5% increase. Revenue growth was primarily derived from the Company's P-25 pipeline that began service in 1998, and growth in the Company's propane distribution operation. Lower gas sales negatively impacted operating revenues as the company had a large one-time sale of $570,000 in 1997.


                                                                                      PERCENTAGE
                               REVENUE                       1998              1997      CHANGE
                  ----------------------------------- ---------------- -------------- ----------------
                  Natural Gas Sales                        $3,256,000  $   4,199,000        (23)%
                  Storage Revenues                          2,600,000      2,439,000          7
                  Pipeline Revenues                           447,000              -        100
                  Propane Gas Sales                         1,261,000        643,000         96
                  Explor. & Prod. Revenues                    342,000        361,000         (5)
                  Management Revenues                         260,000        256,000          2
                  Interest and Other Income                 1,634,000      1,446,000         13
                                                           ----------  -------------       ----
                     Total Revenue                         $9,800,000  $   9,344,000         5%
                                                           ----------  -------------
                                                           ----------  -------------


         The Company constructed 35 miles of pipeline from Chilhowie, to Wytheville, Virginia during 1998. The Company began serving 6,000 MMBtu/day to Marion, Virginia in July and 4,000 MMBtu/day to Wytheville, Virginia in October, which generated $ 447,000 in demand charges. The Company's propane operation experienced significant growth during 1998, as its customer base increased to 3,060 from 1,900 in December of 1997. Revenues nearly doubled from $643,000 in 1997 to $1,261,000 as gallons sold increased to 1,416,000 from 670,000. Virginia Gas Company sold 1,418,000 MMBtu of gas in 1998 compared to 1,736,000 MMBtu in 1997. The decline is attributable to a one-time sale of 200,000 MMBtu that occurred in 1997. Revenues from gas sales decreased to $3.3 million compared to $4.2 million in 1997 as the average price per MMBtu decreased approximately 5% from $2.42/MMBtu in 1997 to $2.31/MMBtu in 1998. The one-time sale generated $570,000 in revenue in 1997.

         Cost of natural gas sold declined from $3.8 million in 1997 to $3.0 million in 1998, again due to the one-time sale of gas in 1997. Gross margins on gas sales declined approximately 4% from 11% in 1997 to 7% in 1998 due entirely to depressed pricing at the well head. Propane gas expense increased to $574,000 from $328,000 due to higher volume. However, gross margins improved due to declining wholesale propane prices and steady retail pricing.

         The Company experienced significant growth in its infrastructure in 1998 due to the growth of its propane operations and with the construction and subsequent operation of its P-25 pipeline. As a result, operations and maintenance expense increased 46% to $1.0 million from $684,000 in 1997 and general and administrative expense increased 60% to $1.6 in 1998 from $1.0 million in 1997. The propane operations require weighty investments in infrastructure to service customer demand and the P-25 pipeline project represents the company's largest single capital expansion in its history.

         Depreciation, depletion, and amortization increased to $973,000 from $806,000 due almost entirely to the Company's addition of the P-25 pipeline. Production expenses decreased to $161,000 from $216,000 reflecting the continued maturity and decline of the Company's exploration and production operations. Interest expense remained flat at $1.5 million for both 1998 and 1997 despite increases in outstanding debt. This is primarily due to increases in capitalized interest during construction and a lower cost of capital that resulted from the refinancing of the Company's industrial revenue bonds, that carried an average rate of approximately 9.5%, to a lower rate of 8.5%.

         The Company resolved a regulatory issue early in 1999 that resulted in a restatement of first quarter earnings for a charge that related to the aforementioned refinancing. The Company originally recorded a $233,000 extraordinary loss on extinguishment of debt. That loss related to bond costs of the Company's industrial revenue bonds that were refinanced. This portion eliminated the costs on the Company's unregulated subsidiaries. The costs on the Company's regulated subsidiary were recorded as a regulatory asset pending resolution of several regulatory matters with the Company's regulatory body, the Virginia State Corporation Commission. In conjunction with the resolution of those matters, the Company has restated first quarter 1998 earnings to include an additional $128,000 in the loss on extinguishment of debt. Accordingly the total extraordinary loss was $361,000. This resolution also affected the Company's two affiliates. The Affiliates recorded a combined $943,000 loss on extinguishment of debt, again as a restatement of first quarter 1998.

         The Company recorded a charge of $1.3 million for restructuring and impairments during 1998. The largest component of that charge related to a $1 million write-down of the Company's exploration and production properties. The write-down was in response to declining wellhead prices. The Company recognized that the value of its properties had been impaired by the recent trend of lower natural gas prices. A much smaller portion of the charge related to severance paid to former employees and employees that were laid-off in early 1999.

         The Company's earnings from affiliated companies declined from earnings of $217,000 in 1997 to losses (before extraordinary loss discussed above) of $58,000 in 1998. The Company's affiliate, Virginia Gas Distribution Company, experienced losses during 1998 that resulted from higher depreciation and interest. Virginia Gas Distribution Company extended a 13-mile main distribution line into to the town of Lebanon, Virginia in 1997. The higher interest and depreciation relates to that construction. Currently, that line is not fully utilized and will remain so until planned expansions of industrial customers are completed. Until those expansions take place, Virginia Gas Distribution Company has experienced and will continue to experience liquidity problems that require assistance from the Company.

OUTLOOK

     Virginia Gas Company remains cautiously optimistic about future growth. The Company has adopted a strategy of slower incremental growth through the development of its pipeline and storage assets, while continuing the expansion of its propane operations. With this new focus, the Company's Tidewater Pipeline Project, which would have extended the Company's P-25 Pipeline approximately 500 miles across the Commonwealth of Virginia, has been deferred. Demand for this service waned in the wake of unbundling, which made financing the project, at this current time, unfeasible. Accordingly, future growth in revenue will be derived from the Company's pipeline and storage assets, which will require increased demand in our expanded service area. The Company's optimism was bolstered in February 1999 when a customer signed a 15-year contract that adds 2.27 million MMBtu's of storage coming on line in the next 5 years with pipeline service that mirrors the storage agreement. The Company will be required to extend its P-25 pipeline to Roanoke, Virginia to service this contract. Also, the Company has been successfully proliferating the market for storage services in East Tennessee. Growth is more assured in the Company's propane operations. Over the last two years the Company has added over 1,200 customers and expects that growth to continue. The Company's main task is financing and managing that growth. During 1998, general and administrative and operations and maintenance expenses rose sharply in support of growth. In response, the Company instituted a cost reduction plan in late 1998 that resulted in employee lay-offs and other cost saving measures. Additionally, the Company will explore opportunities to sell non-strategic assets, which will allow it to focus on its core business. The first of which was the sale of the gathering line owned by an affiliate of the Company in February 1999.

FINANCIAL CONDITION

         Virginia Gas Company closed two significant financial transactions during 1998. In March, the Company entered into a $24 million note agreement with John Hancock Mutual Life Insurance Company that refinanced $19.6 million in industrial revenue bonds and provided $4.4 million to fund capital expenditures. The Company entered into an $8 million line of credit in July with Wachovia National Bank. The Company has drawn $2.5 million of the line of credit to fund capital expenditures as of December 31, 1998.

         Capital expenditures totaled $16.7 million in 1998 compared to $6 million in 1997. In addition to the $6.9 million in incremental financing, the Company funded capital expenditures through available cash obtained from a secondary offering of common stock in third quarter of 1997. The Company is exploring additional financing to support its 1999 capital budget of $18.4 million. Future expansion will be financed through additional debt or equity, as cash flow from operations is not sufficient to fund growth. However, cash from operations improved during 1998 to $19,000 from a deficit of $217,000 in 1997. Additional financing will require the Company to renegotiate current covenants on its existing debt or refinance that debt. As of December 31, 1998, the Company was not in compliance with two of its debt covenants. These events of non-compliance were waived by John Hancock until June 30, 1999.

FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this section of the report, including those under "Outlook" and "Financial Condition" are forward-looking. While Virginia Gas Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made. In particular:

- The Company's growth plans are contingent on its ability to affordably finance future capital expenditures through the debt and equity markets. If the Company is unable to finance capital expenditures, revenue growth will be impacted.

- Virginia Gas Company's revenue growth depends on future demand for pipeline and storage services. Many factors impact that demand. A continued trend of warmer than normal winters in the Company's service area could substantially curb the demand for natural gas storage and/or pipeline service. Potential "unbundling" or deregulation in the natural gas industry could introduce additional competitors and make the viability of long-term contracts suspect.

- Virginia Gas Company derives 67% of its revenues from 4 customers. Accordingly, the future of the Company is inexorably linked to these significant customers. If any of these customers experience liquidity problems or undergo consolidations, it could negatively impact the Company.



RECENT ACCOUNTING PRONOUNCEMENTS

         Effective for the fiscal year ended December 31, 1998, the Company has adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999 and may not be applied retroactively. Management has not yet quantified the impacts of adoption.

YEAR 2000 ISSUE

         The Year 2000 ("Y2k") problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. This could result in systems failures and miscalculations, which could cause business disruptions. Equipment that uses a date, such as computers and operating control systems, may be affected. This includes equipment used by the Company's customers and suppliers, as well as by utilities and governmental entities that provide critical services to us.

         The Company has been addressing the Y2k problem since 1997 and has adopted a 4 phased approach to remediating the problem as it relates to the Company. Phase I is SYSTEM IDENTIFICATION AND CLASSIFICATION. During this phase, the Company will methodically identify all systems within the operations area and classify those systems as potentially vulnerable or not vulnerable. Phase I is completed. Phase II is SYSTEM COMPLIANCE. During Phase II, the Company will perform field investigations to collect component level data for each system identified as potentially vulnerable. That data will be added to a database, which will be crosschecked with manufacturer compliance data and vendor contracts. If compliant, a written statement from the manufacturer will be obtained that provides the language necessary to confirm that the Y2k issue has been properly addressed. Phase II will be completed by

April 30, 1999. Phase III is entitled REMEDIATION. During the remediation phase steps will be taken to ensure that non-compliant systems have been properly readied for the year 2000 and thoroughly tested. The Company expects this phase to be completed prior to August 1, 1999. Phase IV is PUBLICATION. This phase will involve communication of the Company's readiness to its business partners and is expected to be complete by September 30, 1999.

         The Company has completed Phase I of the plan to date. Two systems have been determined to be vulnerable to the Y2k problem. The Company has received free vendor upgrades that will render the systems Y2k compliant. Accordingly at this stage in our efforts, the Company does not believe that the Y2k problem or its remediation will have a material impact on the Company.

ITEM 7.  FINANCIAL STATEMENTS


                              VIRGINIA GAS COMPANY AND SUBSIDIARIES
                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                       PAGE
Report of Independent Public Accountants                                                                17
Consolidated Balance Sheets as of December 31, 1998 and 1997                                            18
Consolidated Statements of Operations for the years ended December 31, 1998 and 1997                    19
Consolidated Statements of Changes in Stockholders' Equity for the years ended December
 31, 1998 and 1997                                                                                      20
Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997                    21
Notes to Consolidated Financial Statements                                                              22


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Virginia Gas Company:

We have audited the accompanying consolidated balance sheets of Virginia Gas Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Gas Company and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Richmond, Virginia
February 18, 1999

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                     ASSETS


                                                                                              1998           1997
                                                                                              ----           ----



CURRENT ASSETS:
    Cash and cash equivalents                                                             $ 1,763,753      $11,750,899
    Accounts receivable                                                                     3,469,757        2,681,818
    Notes receivable                                                                           38,800          120,898
    Other current assets                                                                      498,707          305,223
                                                                                          -----------      -----------
                  Total current assets                                                      5,771,017       14,858,838

PROPERTY AND EQUIPMENT, net                                                                37,139,538       22,459,289

INVESTMENT IN AFFILIATED COMPANIES                                                          3,930,554        4,459,937

NOTES RECEIVABLE - AFFILIATED COMPANIES                                                    13,000,912       12,900,164

OTHER ASSETS                                                                                  619,533        1,159,272
                                                                                          -----------      -----------
                  Total assets                                                            $60,461,554      $55,837,500
                                                                                          -----------      -----------
                                                                                          -----------      -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                      $2,546,734      $   218,611
    Accounts payable                                                                          542,626        1,092,846
    Funds held for future distribution                                                        266,806          511,099
    Other current liabilities                                                                 261,624           46,111
                                                                                          -----------      -----------
                  Total current liabilities                                                 3,617,790        1,868,667

LONG-TERM DEBT                                                                             24,254,444       19,728,422

DEFERRED INCOME TAXES                                                                         645,674          925,908
                                                                                          -----------      -----------
                  Total liabilities                                                        28,517,908       22,522,997
                                                                                          -----------      -----------

STOCKHOLDERS' EQUITY:
    Common stock - par value $.001, 100,000,000 and 10,000,000 shares authorized, 5,504,906 shares issued
       and outstanding                                                                          5,505            5,505
    Additional paid-in capital                                                             31,375,267       31,241,082
    Retained earnings                                                                         562,874        2,067,916
                                                                                          -----------      -----------
                  Total stockholders' equity                                               31,943,646       33,314,503
                                                                                          -----------      -----------
                  Total liabilities and stockholders' equity                              $60,461,554      $55,837,500
                                                                                          -----------      -----------
                                                                                          -----------      -----------


     The accompanying notes are an integral part of these consolidated balance sheets.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                              1998               1997
                                                                                              ----               ----

REVENUE:
    Operating revenue                                                                      $ 8,165,771        $7,897,394
    Interest and other income                                                                1,634,206         1,446,233
                                                                                           -----------        -----------
                                                                                             9,799,977         9,343,627
                                                                                           -----------        -----------
EXPENSES:
    Cost of natural gas sold                                                                 3,042,541         3,802,210
    Propane gas expense                                                                        574,002           328,114
    General and administrative                                                               1,646,448         1,003,464
    Depreciation, depletion, and amortization                                                  972,891           806,469
    Operation and maintenance expense                                                        1,019,449           683,763
    Production expenses                                                                        160,705           216,290
    Restructuring and impairment charges                                                     1,262,110                 -
                                                                                           -----------        -----------
                                                                                             8,678,146         6,840,310
                                                                                           -----------        -----------

Other expense- interest                                                                      1,452,677         1,513,964
                                                                                           -----------        ------------

INCOME (LOSS) BEFORE EARNINGS OF AFFILIATED COMPANIES, INCOME TAXES,
    AND EXTRAORDINARY LOSS                                                                   (330,846)           989,353
Equity in earnings (losses) of affiliated companies before
    extraordinary items
                                                                                              (58,102)           216,917
                                                                                          -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                                     (388,948)         1,206,270
Provision for (benefit from) income taxes                                                    (101,763)           298,663
                                                                                          -----------        -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                      (287,185)           907,607
Extraordinary loss on extinguishment of debt net of taxes of $444,000                        (832,493)                 -
                                                                                          -----------        -----------
NET INCOME (LOSS)                                                                         $(1,119,678)       $   907,607
                                                                                          -----------        -----------
                                                                                          -----------        -----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                        $(1,119,678)       $   850,552
                                                                                          -----------        -----------
                                                                                          -----------        -----------
EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED:
     Net income (loss) before extraordinary item                                          $     (0.13)       $      0.22
                                                                                          -----------        -----------
                                                                                          -----------        -----------
     Extraordinary loss on extinguishment of debt (net of tax)                            $     (0.07)       $         -
                                                                                          -----------        -----------
                                                                                          -----------        -----------
     Net income (loss) per common share                                                   $     (0.20)       $      0.22
                                                                                          -----------        -----------
                                                                                          -----------        -----------


     The accompanying notes are an integral part of these consolidated financial statements.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                                              ADDITIONAL
                                                             PREFERRED        COMMON           PAID-IN         RETAINED
                                                               STOCK          STOCK            CAPITAL         EARNINGS
                                                             ---------      -----------     -------------    -----------

BALANCE, December 31, 1996                                    $1,725,000    $     3,151      $14,152,137      $1,457,243
    Issuance of 54,162 shares of common stock pursuant
       to exercise of warrant                                          -             54                -               -
    Redemption of 2,000 shares of preferred stock             (1,725,000)             -         (275,000)              -
    Issuance of 2,300,000 shares of common stock                       -          2,300       17,504,623               -
    Payment for cancellation of options                                -              -         (140,678)              -
    Net income                                                         -              -                -         907,607
    Preferred stock dividends                                          -              -                -         (57,055)
    Common stock dividends                                             -              -                -        (239,879)
                                                               ----------    -----------     -----------      ----------
BALANCE, December 31, 1997                                             -          5,505       31,241,082       2,067,916
                                                               ----------    -----------     -----------      ----------
    Repurchase of employee warrants                                    -              -           (5,015)              -
    Payment of employee notes receivable for
       stock                                                           -              -          139,200               -
    Common stock dividends                                             -              -                -         (385,364)
    Net loss                                                           -              -                -       (1,119,678)
                                                               ----------    -----------     -----------      -----------
BALANCE, December 31, 1998                                     $       -     $    5,505      $31,375,267      $   562,874
                                                               ----------    -----------     -----------      -----------
                                                               ----------    -----------     -----------      -----------


     The accompanying notes are an integral part of these consolidated financial statements.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                              1998           1997
                                                                          -------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $ (1,119,678)  $    907,607
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Depreciation, depletion, and amortization                              972,891        806,469
         Undistributed losses (earnings) of affiliated companies                 58,102       (216,917)
         Extraordinary loss on extinguishment of debt                         1,013,394           --
         Issuance of note receivable                                            (38,800)          --
         Deferred income taxes                                                 (280,234)       295,994
         Impairment charge                                                    1,021,498           --
         Increase in accounts receivable                                       (787,939)    (1,608,542)
         Increase in other current assets                                      (193,484)      (170,361)
         Decrease (increase) in other assets                                    (47,334)       278,971
         Decrease in notes payable                                                 --         (250,000)
         Decrease in accounts payable                                          (550,220)      (104,709)
         Decrease in other current liabilities                                  (28,780)      (155,974)
                                                                            ------------   ------------
                  Net cash provided by (used in) operating activities            19,416       (217,462)
                                                                            ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (16,748,264)    (6,097,356)
    Proceeds from sale of assets                                                 89,105           --
    Issuance of note receivable                                                    --       (3,650,000)
    Payments received on notes receivable                                       159,350        114,556
                                                                            ------------   ------------
                  Net cash used in investing activities                     (16,499,809)    (9,632,800)
                                                                            ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                               (19,645,855)    (3,330,959)
    Proceeds from new loans                                                  26,500,000      9,100,000
    Proceeds from issuance of common stock, net                                    --       17,506,977
    Redemption of preferred stock                                                  --       (2,000,000)
    Purchase of warrants and options                                             (5,015)      (140,678)
    Payment of debt issuance costs                                             (659,311)      (331,333)
    Refund (establishment) of financing reserve funds                           688,792       (558,750)
    Dividends paid                                                             (385,364)      (296,934)
                                                                            ------------   ------------
                  Net cash provided by financing activities                   6,493,247     19,948,323
                                                                            ------------   ------------
NET INCREASE (DECREASE) IN CASH                                              (9,987,146)    10,098,061
CASH, beginning of year                                                      11,750,899      1,652,838
                                                                            ------------   ------------
CASH, end of year                                                          $  1,763,753   $ 11,750,899
                                                                            ------------   ------------
                                                                            ------------   ------------
SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                          $  2,028,874   $  1,972,624
                                                                           ------------   ------------
                                                                           ------------   ------------
    Income taxes paid                                                      $     12,075   $     22,158
                                                                           ------------   ------------
                                                                           ------------   ------------


     The accompanying notes are an integral part of these consolidated financial statements.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997


1. DESCRIPTION OF OPERATIONS:

Virginia Gas Company (the "Company") was organized in 1987 under the laws of the state of Delaware. The Company, directly or through its subsidiaries and affiliated companies, is primarily engaged in the storage, marketing, distribution, gathering, exploration, and production of natural gas, and the distribution of propane gas, principally in the southwestern counties of the Commonwealth of Virginia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for 1998 and 1997 include the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all cash balances and highly liquid investments which have an original maturity at purchase of three months or less.

INVESTMENT IN AFFILIATED COMPANIES

The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity consist of Virginia Gas Storage Company and Virginia Gas Distribution Company (the "Affiliates"). Through December 31, 1998 the Company had a 50 percent interest in each of these Affiliates. In January 1999 through a contribution of owners equity, VGDC became the parent of VGSC. VGDC remains a 50% owned affiliate of the Company.

Combined financial information as of December 31, 1998 and 1997, and for the years then ended, for investments in affiliated companies accounted for by the equity method is as follows.


                                                                                     1998            1997
                                                                                 -----------     -----------

        Current assets                                                           $ 1,247,549     $ 2,065,089
        Property and equipment, net                                               22,206,543      21,479,467
        Other assets                                                                 231,757       2,338,307
                                                                                 -----------     -----------
                                                                                 $23,685,849     $25,882,863
                                                                                 -----------     -----------
                                                                                 -----------     -----------

        Current liabilities                                                      $ 2,754,017     $ 3,395,461
        Long-term debt payable to:
            Affiliated companies                                                  12,994,969      12,891,488
            Third parties                                                              5,943          13,870
        Other liabilities                                                            136,281         681,705
        Stockholders' equity                                                       7,794,639       8,900,339
                                                                                 -----------     -----------
                                                                                 $23,685,849     $25,882,863
                                                                                 -----------     -----------
                                                                                 -----------     -----------



                                                                                  FOR THE YEARS ENDED
                                                                                       DECEMBER 31
                                                                                   1998            1997
                                                                               -----------     -----------

        Revenues                                                                $  4,443,782    $  5,608,166
        Income (loss) before income taxes and
              extraordinary loss                                                    (223,000)        637,794
        Net income (loss)                                                         (1,105,700)        414,300


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

In January 1997, the Company's wholly owned subsidiary, Virginia Gas Marketing Company, began marketing natural gas services. These services include the marketing of natural gas and are later expected to include natural gas storage services. The initial source of natural gas supply will be provided by Company-operated wells and initial future storage services will be provided by facilities operated by the Company and/or its affiliated companies. Revenues attributable to the marketing operations totaled $3.1 and $3.6 million for the year ended December 31, 1998 and 1997 respectively.

INCOME PER COMMON SHARE

Income per common share is computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, EARNINGS PER SHARE, using the weighted-average shares of common stock and dilutive common stock equivalents (options and warrants) outstanding during the respective periods. The number of weighted-average shares used in calculating income per common share was 5,504,906 and 3,943,274 for the years ended December 31, 1998 and 1997, respectively.

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

Unproved gas properties that are individually significant are periodically assessed for impairment of value, with losses recognized at the time of impairment. The Company recognized an impairment loss of approximately $1,020,000 in 1998 related to its oil and gas properties. The Company provides for depreciation, depletion, and amortization of its investment in producing gas properties on a units-of-production method. The remaining property and equipment is depreciated using the straight-line method over estimated useful lives, ranging from 5 to 40 years. Maintenance and repairs are charged to expense as incurred. Improvements and betterments are capitalized.

CAPITALIZED INTEREST

The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Interest capitalized totaled $578,662 and $328,011 for the years ended December 31, 1998 and 1997, respectively.

OTHER ASSETS

Costs incurred in conjunction with financing transactions are amortized on a straight-line basis over the terms of the financing transactions.


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

RECLASSIFICATIONS

Certain reclassifications have been made in the 1997 balances to conform to the 1998 presentation.

3. ACCOUNTS RECEIVABLE:


                                                                                                1998           1997
                                                                                            ----------      ----------

Trade receivables                                                                           $  846,025      $  654,624
Lease operating expenses receivable                                                            120,704         130,294
Joint-interest receivables                                                                      12,386          96,320
Due from affiliated companies                                                                2,490,642       1,800,580
                                                                                            ----------      ----------
                                                                                            $3,469,757      $2,681,818
                                                                                            ----------      ----------
                                                                                            ----------      ----------


The majority of the Company's accounts receivable are due from companies predominately involved in the marketing and distribution of oil and gas products.


4. NOTES RECEIVABLE - AFFILIATED COMPANIES:


                                                                                           1998              1997
                                                                                       -----------       -----------


Note receivable from Virginia Gas Distribution Company; interest receivable at 8.5%; principal payable in maturities of $845,000 to
    $1,056,000 from 2003 to 2012                                                      $  8,661,172     $       -

Note receivable from Virginia Gas Storage Company; interest receivable at 8.5%; principal payable in maturities of $423,000 to $529,000
    from 2003 to 2012                                                                    4,339,740             -

Note receivable from Virginia Gas Distribution Company; interest receivable at
    9.5%; principal payable in maturities of $110,000 to
    $447,000 from 2002 to 2017                                                                -           3,650,000

Note receivable from Virginia Gas Distribution Company; interest receivable at
    9%; principal payable in maturities of $4,000 to
    $263,000 from 1999 to 2020                                                                -           2,879,214

Note receivable from Virginia Gas Storage Company; interest receivable at 8.88%;
    principal payable in maturities of $12,000 to $241,000
    from 1995 to 2017                                                                         -           2,504,839

Note receivable from Virginia Gas Distribution Company; interest receivable at
    7.35%; principal payable in maturities of $17,000 to
    $97,000 from 1996 to 2023                                                                 -           1,268,288

Note receivable from Virginia Gas Storage Company; interest receivable at 7.35%;
    principal payable in maturities of $13,000 to $77,000
    from 1996 to 2023                                                                         -           1,005,462

Note receivable from Virginia Gas Distribution Company; interest receivable at
    8.88%; principal payable in maturities of $4,000 to
    $84,000 from 1995 to 2017                                                                 -             870,562

Note receivable from Virginia Gas Storage Company; interest receivable at 9%;
    principal payable in maturities of $1,000 to $77,000 from
    1999 to 2020                                                                              -             842,697

Note receivable from customer; interest receivable at 9%                                   38,300             --
                                                                                       -----------      -----------
                                                                                        13,039,212       13,021,062
Less- Current portion                                                                      (38,300)        (120,898)
                                                                                       -----------      -----------
                                                                                       $13,000,912      $12,900,164
                                                                                       -----------      -----------
                                                                                       -----------      -----------


5. PROPERTY AND EQUIPMENT:


                                                                                            1998            1997
                                                                                        -----------     -----------

Storage properties                                                                      $15,025,229     $12,971,791




Pipelines                                                                                    11,540,536       3,127,293
Wells                                                                                         1,525,247       2,499,105
Propane facilities                                                                            2,635,165       1,658,805
Work in progress                                                                              7,332,997       3,300,630
Vehicles                                                                                        430,079         362,889
Building and improvements                                                                       860,861         183,650
Office equipment                                                                                405,692         278,166
Equipment                                                                                        96,229          32,093
                                                                                            -----------     -----------
                                                                                             39,852,035      24,414,422
Less- Accumulated depreciation, depletion, and amortization                                  (2,712,497)     (1,955,133)
                                                                                            -----------     -----------
                                                                                            $37,139,538     $22,459,289
                                                                                            -----------     -----------
                                                                                            -----------     -----------


  6. OTHER ASSETS:


                                                                                               1998            1997
                                                                                           -----------     -----------

Restricted cash and investments - reserve funds                                            $       -        $   688,792
Deferred financing costs                                                                        572,313         455,116
Other                                                                                            47,220          15,364
                                                                                             -----------     -----------
                                                                                           $    619,533     $ 1,159,272
                                                                                             -----------     -----------
                                                                                             -----------     -----------


7. ACCOUNTS PAYABLE:


                                                                                                 1998            1997
                                                                                             -----------     -----------
Trade payables                                                                             $    542,626    $    773,017
Payables to affiliated companies                                                                      -         319,829
                                                                                           ------------     -----------
                                                                                           $    542,626     $ 1,092,846
                                                                                           ------------     -----------
                                                                                           ------------     -----------


8. LONG-TERM DEBT:


                                                                                              1998             1997
                                                                                           ------------     -----------
Notes payable to John Hancock Mutual Life Insurance Company; interest payable quarterly at 8.5%, beginning in March 1998; principal payable in maturities
    of $1,659,000 to $2,073,000 from 2003 to 2012                                          $ 17,000,000   $         -

Note payable to John Hancock Variable Life Insurance Company; interest payable quarterly at 8.5%, beginning in March 1998; principal payable in maturities
    of $293,000 to $366,000 from 2003 to 2012                                                 3,000,000              -

Notes payable to Mellon Bank, NA; interest payable quarterly at 8.5%, beginning in March 1998; principal payable in maturities of $390,000 to
    $488,000 from 2003 to 2012                                                                4,000,000               -

Line of Credit to Wachovia Bank, N.A.; interest payable monthly at a variable
    rate based on the monthly LIBOR rate; payable on January 1, 2000.                         2,500,000                -

Note payable to the Industrial Development Authority of Russell




    County, Virginia Series 1997; interest payable monthly at 9.5%, beginning in
    March 1997; principal payable in maturities of $275,000 to $1,115,000 from
    2002 to 2017                                                                                  -         9,100,000

Note payable to the Industrial Development Authority of Buchanan County,
    Virginia Series 1994; interest payable monthly at 9%, beginning in February
    1996; principal payable in maturities of $5,000 to $342,000 from
    1999 to 2020                                                                                  -         3,750,000

Note payable to the Industrial Development Authority of Buchanan County,
    Virginia Series 1995; interest payable monthly at an effective rate of
    8.88%, beginning in December 1994; principal payable in maturities of
    $20,000 to $386,000 from 1995 to 2017                                                         -         4,009,167

Note payable to the Industrial Development Authority of Russell County, Virginia
    Series 1994 A & B; interest payable monthly at an effective rate of 7.35%, beginning in February 1994; principal payable in maturities of
    $35,000 to $205,000 from 1996 to 2023                                                         -         2,682,917

Note payable with interest at 8%; payable in monthly installments of principal and interest of $1,802 through November 2007; secured by an asset with a
    book value of $172,335 as of December 31, 1998                                             136,630        147,688

Note payable with interest at 7%; payable in monthly installments of principal and interest of $1,099; maturing in February 1999, with a final payment of
    $95,336 secured by an asset with a book value of $139,673 as
    of December 31, 1998                                                                        95,324        101,504

Note payable to the Industrial Development Authority of Washington County,
    Virginia with interest at 9.25%; payable in monthly installments of
    principal and interest of $2,872 through October 1999                                         -            57,922

Notes payable through 2001 with interest from 9% to 10.75%; secured by assets
    with a book value of $72,911 as of December 31, 1998                                        69,224         97,835
                                                                                           ------------   ------------
                                                                                            26,801,178     19,947,033
Less- Current portion                                                                       (2,546,734)      (218,611)
                                                                                           ------------   ------------
Long-term debt                                                                             $24,254,444   $ 19,728,422
                                                                                           ------------   ------------
                                                                                           ------------   ------------


In March 1998 the Company closed $24 million in senior notes with John Hancock Mutual Life Insurance Company ("John Hancock") in the form of four promissory notes. Subsequently, John Hancock assigned $4.0 million of those Notes to Mellon Bank. With $19.5 million of the proceeds, the Company called and retired the Series 1997 Russell County, Virginia Subordinated Natural Gas Facilities Revenue Bonds, the Series 1995 Buchanan County, Virginia Senior Subordinated Natural Gas Facilities Revenue Bonds, and the Series A 1994 Buchanan County, Virginia Natural Gas Revenue Bonds. The Company also defeased the Series A and B 1994 Russell County, Virginia Subordinated Natural Gas Facilities Revenue Bonds. The remaining proceeds were used to develop the Company's pipeline projects. The note agreement requires the company to maintain certain debt service coverage ratios, a prescribed consolidated tangible net worth and it limits the company's total liabilities. As of December 31, 1998, the Company was not in compliance with two of these covenants. These events of noncompliance were waived by John Hancock until June 30, 1999.

The Company entered into an $8 million line of credit agreement with Wachovia Bank, N.A. in July, 1998. The Line of Credit carries an interest rate based on the monthly LIBOR rate plus a factor, which is contingent on the company's debt service coverage ratio. The Line's financial covenant requirements are similar to the one's in the John Hancock Note Agreement. As of December 31, 1998, the Company was not in compliance with two of these covenants. As a consequence, the Company has classified the balance of the Line as current.

In February 1997, the Industrial Development Authority of Russell County, Virginia (the "Russell County Authority"), issued its Subordinated Natural Gas Facilities Revenue Bonds Series 1997 with principal of $9,100,000. The bonds are payable from and are secured by a promissory note issued by the Company to the Russell County Authority. A portion of the proceeds was loaned to an affiliated company and used to construct a natural gas distribution facility in and around the town of Lebanon, Virginia and for related storage and pipeline facilities. As discussed above, these bonds were called and retired in March 1998. As of December 31, 1998, principal payments on long-term debt for the next five years are as follows:


        1999                                                                                       $2,546,734
        2000                                                                                                -
        2001                                                                                                -
        2002                                                                                                -
        2003                                                                                        2,342,000



Based upon the borrowing rates currently available to the Company for loans with similar terms and remaining maturities, the approximate fair value of long-term debt at December 31, 1998 and 1997, was approximately $27,259,000 and $20,201,000 respectively.



9. STOCKHOLDERS' EQUITY:

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

On October 1, 1998, the Company granted to certain of its officers and directors options to purchase 290,000 shares of the Company's common stock at an exercise price of $4.125 in accordance with the 1998 Stock Option Plan. The options are subject to a three-year vesting period from October 1, 1998 until October 1, 2001. The options expire on October 1, 2008. None of these options outstanding at December 31, 1998 are currently exercisable.

On July 1, 1997, the Company granted options to purchase 120,000 shares of the Company's common stock at an exercise price of $10 per share. The options were subject to a three-year vesting period from July 1, 1997 until June 30, 2000. These options expire on June 30, 2002. Of these options, 3,333 are exercisable at December 31, 1998.

Changes in the options outstanding during the years ended December 31, 1998 and 1997, were as follows:


                                                                                         WEIGHTED-AVERAGE
                                                                                            EXERCISE
                                                                                           PRICE PER
                                                                             SHARES          SHARE
                                                                             ------          -----

        Outstanding, December 31, 1996                                          84,654       $8.72
            Granted                                                             43,266       $8.72
            Granted                                                            120,000       $10.00
            Canceled                                                          (137,920)      $8.81
                                                                              ---------
        Outstanding, December 31, 1997                                         110,000       $10.00
             Granted                                                           290,000       $4.125
             Canceled                                                         (100,000)      $10.00
                                                                              ---------
        Outstanding December 31, 1998                                          300,000       $4.32


In 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and elected to account for its stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these stock options been determined in accordance with SFAS No. 123, the Company's net loss and loss per share would have increased by approximately $75,000 ($.02 per share) in 1998. Net income and earnings per share would have been reduced by $28,000 ($.01 per share) in 1997. The weighted average fair value of options granted during 1998 and 1997 was approximately $2.52 and $3.80, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 1998 and 1997, respectively: risk-free rate of return of 4.16% and 6.30%; expected dividend yield of .71% and .71%; expected life of ten and five years; expected volatility of 50% in both years.

11.  COMMITMENTS AND CONTINGENT LIABILITIES:

Certain of the Company's leases require the Company to pay minimum royalties or rentals. The aggregate minimum royalty and rental payments on leases for the next five years are as follows.


        1999                                                                                        $ 640,008
        2000                                                                                          380,415
        2001                                                                                          366,586
        2002                                                                                          338,001
        2003                                                                                          292,605
        Thereafter                                                                                  2,258,135


The Company is subject to various Federal, state, and local laws and regulations relating to the protection of the environment. The Company believes that it is in compliance with these laws and regulations and does not expect to incur significant capital expenditures in future years to maintain compliance.

12.  SALES TO MAJOR CUSTOMERS:

The Company has four significant customers that accounted for 27%, 18%, 11%, and 11% of 1998 operating revenues and 22%, 16%, 14%, and 13% of 1997 operating revenues respectively.

13.  INCOME TAXES:

The components of the provision for income taxes before extraordinary items are as follows:


                                                                                         1998         1997
                                                                                      ---------     ---------
        Current:
            Federal                                                                    $      -       $ 2,669
            State                                                                             -             -
                                                                                       --------      --------
                                                                                              -         2,669

        Deferred:
            Federal                                                                     (94,482)      305,082
            State                                                                        (7,281)       (9,088)
                                                                                        -------      --------
                                                                                       (101,763)      295,994
                                                                                       --------      --------
                                                                                      $(101,763)     $298,663
                                                                                       --------      --------
                                                                                       --------      --------


The components of deferred tax assets and liabilities are as follows:


                                                                                         1998           1997
                                                                                      ----------    ---------


        Deferred tax assets:

            Minimum tax credit carryforwards                                          $  111,615     $111,615
            Net operating loss carryforward                                              887,461      146,456
                                                                                      ----------     --------
                          Total                                                          999,076      258,071
                                                                                      ----------     --------

        Deferred tax liabilities:
            Capital assets                                                             1,644,750    1,183,979
                                                                                      ----------    ---------
                          Net deferred tax liabilities                                $  645,674     $925,908
                                                                                      ----------    ---------
                                                                                      ----------    ---------


The Company has no valuation allowances as of December 31, 1998 and 1997.

A reconciliation of the tax provision at the statutory Federal income tax rate and the Company's actual provision for income tax before extraordinary items is as follows:



                                                                                             1998           1997
                                                                                          ----------      --------

        Tax (benefit) at statutory rate of 34%                                            $(132,242)       $ 410,132
        Equity in earnings (losses) of affiliated companies                                  19,755          (73,752)
        State income taxes, less Federal benefit                                             (7,281)          (5,998)
        Statutory depletion in excess of cost depletion                                     (13,874)         (27,670)
        Other, net                                                                           31,879           (4,049)
                                                                                          ---------        ---------
                                                                                          $(101,763)       $ 298,663
                                                                                          ---------        ---------
                                                                                          ---------        ---------


In addition, the Company has minimum tax credits that can be carried forward indefinitely to offset future regular tax. The aggregate amount of minimum tax credits available at December 31, 1998, is $111,615.



14.  EMPLOYMENT COMMITMENTS:

On May 23, 1996, the Company entered into a ten-year employment contract with its President and CEO (the "President"), which provides for an annual salary of $155,000. The contract provides for a bonus to be paid based upon 10 percent of the Company's pretax earnings on all amounts from $1,000,000 to $1,999,999 and 15 percent of the Company's pretax earnings on all amounts in excess of $2,000,000. The President received a bonus in 1998 of $32,000 based on 1997 performance and $50,000 in 1997 based on 1996 performance. If the President is terminated by the Company for any reason other than for cause during the term of the employment contract, at the President's election, the Company would be obligated to purchase all or a portion of the shares held by him and his family (394,193 shares as of December 31, 1998) at a price equal to 150 percent of the market value of the Company's shares on the date of termination. In addition, the Company would be obligated to pay the President in a lump sum all salary amounts owed through the term of the employment agreement plus an additional $2,000,000.

15.      RESTRUCTURING AND IMPAIRMENTS CHARGES:

In December 1998, the Company's Board of Directors approved a cost reduction plan. Consistent with that the plan, the company recorded a $241,000 charge related to severance payments for former employees and employees that would be laid-off in January 1999. As discussed in Note 2, the Company also recorded an impairment charge of approximately $1,020,000 related to its well property. The charge was in response to lower wellhead prices for natural gas and the continued decline in significance of the Company's exploration and production operation. Approximately $833,000 of the impairment related to properties that are developed but require additional capital to be fully developed or undeveloped properties. Due to declining natural gas prices, it is not economically feasible to develop these properties. Additionally, the Company recognized the impact of declining prices on its producing properties by estimating the general decline using 1996 as the base year. The Company determined that the prices have declined 21% since 1996 and recorded an impairment reserve of $187,000 in response to this decline.

16.      EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT AND REGULATORY MATTERS:

In 1998, the Company recorded an extraordinary loss on extinguishment of debt of approximately $832,000, net of taxes (including its 50% share of the extraordinary loss recorded by its affiliates). The Company and its Affiliates had originally capitalized as a regulatory asset a portion of this loss associated with the refinancing of industrial revenue bonds in March 1998
(see Note 8). An extraordinary loss of approximately $233,000 was reported in the first quarter. Later in 1998, in connection with the completion of administrative proceedings with the VSCC, the Company determined that neither it nor its Affiliates qualify as a regulated entity as defined by FASB Statement No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. Accordingly, the Company will restate first quarter earnings to reflect the entire $832,000 extraordinary loss.

17.  SEGMENT INFORMATION:

The Company classifies its business into five fundamental areas: natural gas storage, production, transportation, propane distribution and parent company activities. Storage activities include revenues derived from and expenses incurred in the operation of the Saltville Storage Facility. The production segment includes gas sales from Company operated wells through its Virginia Gas Marketing Company and the related expenses. Transportation activities include revenue derived from the Company's P-25 pipeline system and the expenses incurred to operate that system. The propane distribution segment includes all revenues obtained through the retail distribution of propane and the related expenses. The parent company activities relate solely to activities of Virginia Gas Company as a holding company. Information as to the operations of the Company in different business segments is set forth below based on the nature of the products and services offered.


                                                           YEAR ENDED DECEMBER 31
                                                            1998           1997
                                                        ------------   ------------
STORAGE:
     Total assets                                       $ 18,453,478   $ 16,190,661
     Capital expenditures                               $  3,971,187   $  2,199,674

     Operating revenues                                 $  2,938,746   $  2,611,442
     Interest income                                         276,041         32,773
     Other income                                                725           --
     Operation and maintenance                              (604,657)      (580,090)
     Depreciation, depletion, and amortization              (374,080)      (378,776)
                                                         ------------   ------------
STORAGE OPERATING INCOME                                $  2,236,775   $  1,685,349
                                                         ------------   ------------
                                                         ------------   ------------
PRODUCTION:

     Total assets                                       $  3,849,877   $  5,768,719
     Capital expenditures                               $     46,259   $    360,824

     Operating revenues                                 $  3,646,654   $  4,726,373
     Interest income                                          42,157         52,638
     Other income                                              7,038           --
     Cost of natural gas sold                             (3,042,541)    (3,802,210)
     Production expense                                     (160,705)      (216,290)
     Operations and maintenance                              (46,534)          (780)
     Depreciation, depletion, and amortization              (244,063)      (286,170)
                                                         ------------   ------------
PRODUCTION OPERATING INCOME                             $    202,006   $    473,561
                                                         ------------   ------------
                                                         ------------   ------------
TRANSPORTATION:

     Total assets                                       $ 13,693,638   $  2,251,590
     Capital expenditures                               $ 11,442,048   $  1,772,379

     Operating revenues                                 $    507,246   $       --
     Interest income                                          48,713           --
     Operation and maintenance                              (106,704)          --
     Depreciation, depletion, and amortization              (135,610)          --
                                                         ------------   ------------



TRANSPORTATION OPERATING INCOME                         $    313,645   $       --
                                                         ------------   ------------
                                                         ------------   ------------
PROPANE DISTRIBUTION:

     Total assets                                       $  3,607,146   $  2,423,252
     Capital expenditures                               $  1,226,069   $  1,665,042

     Operating revenue                                  $  1,321,698   $    657,234
     Interest income                                          11,081           --
     Other income                                            165,791         82,513
     Propane gas expense                                    (574,002)      (328,114)
     Operation and maintenance                              (261,554)      (102,893)
     Depreciation, depletion, and amortization              (152,938)       (79,817)
                                                         ------------   ------------
PROPANE DISTRIBUTION OPERATING INCOME                   $    510,076   $    228,923
                                                         ------------   ------------
                                                         ------------   ------------
PARENT COMPANY:

     Investments in subsidiaries and affiliates         $ 28,680,554   $ 34,209,937
     Notes receivable from subsidiaries and affiliates  $ 21,469,845   $ 16,494,684
     Total assets                                       $ 54,776,897   $ 63,944,652
     Capital expenditures                               $     62,701   $     99,437

     Interest income                                    $  2,066,314   $  1,626,644
     Other income                                              2,420           --
     Depreciation, depletion, and amortization               (66,200)       (61,706)
                                                         ------------   ------------
PARENT COMPANY OPERATING INCOME                         $  2,002,534   $  1,564,938
                                                         ------------   ------------
                                                         ------------   ------------
ELIMINATION OF INTERCOMPANY/INTERSEGMENT ACTIVITY:

    Total assets                                        $(33,919,482)  $(34,741,374)
    Operating revenues                                  $   (248,573)  $    (97,655)
    Interest income                                     $   (986,074)  $   (348,335)


VIRGINIA GAS COMPANY CONSOLIDATED:

     Total assets                                       $ 60,461,554   $ 55,837,500
     Capital expenditures                               $ 16,748,264   $  6,097,356

     Operating revenues                                 $  8,165,771   $  7,897,394
     Interest income                                       1,458,232      1,363,720
     Other income                                            175,974         82,513
     Cost of natural gas sold                             (3,042,541)    (3,802,210)
     Propane gas expense                                    (574,002)      (328,114)
     Production expense                                     (160,705)      (216,290)
     Operations and maintenance                           (1,019,449)      (683,763)
     Depreciation, depletion, and amortization              (972,891)      (806,469)
                                                         ------------   ------------
VIRGINIA GAS COMPANY CONSOLIDATED OPERATING INCOME      $  4,030,389   $  3,506,781
                                                         ------------   ------------
                                                         ------------   ------------

18.  SUBSEQUENT EVENT:

On January 3, 1999, the Company experienced a fire at its Wytheville gate station, a part of its P-25 pipeline. Several Company structures were destroyed in addition to a surrounding house and business. Many area residences and businesses were without gas service for several days. Currently, the Company, the Company's insurance company, and other potentially responsible parties are investigating the incident. Ultimately, the Company does not believe that any future legal proceedings related to this matter will have a material impact on the Company.

Virginia Gas Storage Company, a 50% owned affiliate of the Company, sold its 60% interest in the Haysi Gathering System on February 8, 1999 for $2.7 million resulting in a $1.3 million before-tax gain that will be recorded in the first quarter of 1999. The Company will record the 50% of that gain through earnings of affiliates during the first quarter of 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                            PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB as the Company's definitive proxy statement for the Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1998. The information provided in the definitive proxy statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB as the Company's definitive proxy statement for the Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1998. The information provided in the definitive proxy statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB as the Company's definitive proxy statement for the Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1998. The information provided in the definitive proxy statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB as the Company's definitive proxy statement for the Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1998. The information provided in the definitive proxy statement is incorporated herein by reference.

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

         EXHIBIT             DESCRIPTION OF EXHIBIT

          10.23     Firm Storage Service Agreement between Virginia Gas Pipeline
                    Company and Citizens Gas Utility District (incorporated by reference to Exhibit 10.24 to Virginia Gas Company's Form
                    10-KSB for the fiscal year ended December 31, 1996)
          10.24     Firm Gas Storage Agreement between Virginia Gas Pipeline
                    Company and Knoxville Utilities Board (incorporated by
                    reference to Exhibit 10.25 to Virginia Gas Company's Form
                    10-KSB for the fiscal year ended December 31, 1996)
          10.25     Underwriting Agreement between Virginia Gas Company and
                    Anderson & Strudwick, Incorporated (incorporated by
                    reference to Exhibit 1.1 to Virginia Gas Company's Form
                    SB-2 Registration No. 333-5362-NY)
          10.26     Description of Stock Options issued to named executive
                    officers (incorporated by reference to Exhibit 10.27 to
                    Virginia Gas Company's Form SB-2 Registration
                    No. 333-32009)
          10.27     Amendment to the Firm Storage Service Agreement between
                    Virginia Gas Storage Company and Powell-Clinch Utility
                    District (incorporated by reference to Exhibit 10.28 to
                    Virginia Gas Company's Form SB-2 Registration
                    No. 333-32009)
          10.28     Firm Storage Service Contract between Virginia Gas Pipeline
                    Company and Hawkins County Utility District (incorporated by reference to Exhibit 10.29 to Virginia Gas Company's Form
                    SB-2 Registration No. 333-32009)
           10.29    Firm Storage Service Contract between Virginia Gas Pipeline
                    Company and ALCOA (incorporated by reference to Exhibit
                    10.30 to Virginia Gas Company's Form SB-2 Registration
                    No. 333-32009)
           10.30    Gas Transportation Agreement between Virginia Gas
                    Distribution Company and East Tennessee Gas Company
                    (incorporated by reference to Exhibit 10.31 to Virginia Gas
                    Company's Form SB-2 Registration No. 333-32009)
           10.31    Underwriting Agreement between Virginia Gas Company and
                    Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 1.1 to Virginia Gas Company's Form SB-2
                    Registration No. 333-32009)
           21.1     Subsidiaries and Affiliates of Virginia Gas Company
                    (incorporated by reference to Exhibit 21.1 to Virginia Gas
                    Company's Form 10-KSB for the fiscal year ended December 31,
                    1996)
*          27.1     Financial Data Schedule
           99.1     Combined Financial Statements of Virginia Gas Company
                    Affiliates
*                      Report of Independent Public Accountants
*                      Balance Sheets
*                      Statements of Income
*                      Statements of Stockholders' Equity
*                      Statements of Cash Flows
*                      Notes to Financial Statements
*                      Statements of Stockholders' Equity
*                      Statements of Cash Flows
*                      Notes to Financial Statements
*          99.2     Virginia Gas Company 1998 Stock Option Plan
------------
*   Filed herewith

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed in the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.


VIRGINIA GAS COMPANY
(Registrant)



By  /S/  MICHAEL L. EDWARDS
    -------------------------
    Michael L. Edwards
    President, Chief Executive Officer, and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March , 1999.


/S/   EVERETTE G. ALLEN, JR.         Director
-------------------------------------
          Everette G. Allen, Jr.


/S/   KAREN K. EDWARDS               Vice President and Director
-------------------------------------
         Karen K. Edwards

/S/  WILLIAM L. CLEAR                Vice President and Chief Financial Officer
-------------------------------------
         William L. Clear