Form 10-Q
period 1999-03-31
VIRGINIA GAS CO
filed 1999-05-17
CIK 903689

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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

[ x ]  Yes        [   ]  No

                              VIRGINIA GAS COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


 ITEM                                                                                                    PAGE
 NUMBER                                  PART I - FINANCIAL INFORMATION                                 NUMBER
 ------                                                                                                 ------
      1         Financial Statements:

                Virginia Gas Company and Subsidiaries
                  Consolidated Balance Sheets at March 31, 1999 (Unaudited) and December 31,
                    1998                                                                                  3
                  Consolidated Statements of  Operations (Unaudited) for the Three Months
                    Ended March 31, 1999 and 1998                                                         4
                  Consolidated Statements of  Cash Flows (Unaudited) for the Three Months
                    Ended March 31, 1999 and 1998                                                         5
                  Notes to Consolidated Financial Statements (Unaudited)                                  6

                Virginia Gas Company Affiliates
                  Combined Balance Sheets at March 31, 1999 (Unaudited) and December 31,
                     1998                                                                                 9
                  Combined Statements of  Operations (Unaudited) for the Three Months Ended
                     March 31, 1999 and 1998                                                             10
                  Combined Statements of  Cash Flows (Unaudited) for the Three Months Ended
                     March 31, 1999 and 1998                                                             11
                  Notes to Financial Statements (Unaudited)                                              12

      2         Management's Discussion and Analysis of Financial Condition and Results of               13
                  Operations

                                            PART II - OTHER INFORMATION



      6         Exhibits and Reports on Form 8-K                                                         17

                List of Exhibits                                                                         18

                Signature                                                                                19

                Index to Exhibits                                                                        20


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                           MARCH 31,        DECEMBER 31,
                                                                                             1999               1998
                                                                                          -----------       ------------
                                                                                          (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                             $ 2,656,597       $ 1,763,753
    Accounts receivable                                                                     1,063,697         3,469,757
    Notes receivable                                                                           38,800            38,800
    Other current assets                                                                      859,930           498,707
                                                                                          -----------       -----------
                  Total current assets                                                      4,619,024         5,771,017


PROPERTY AND EQUIPMENT, net                                                                39,031,556        37,139,538

INVESTMENT IN AFFILIATED COMPANIES                                                          4,371,161         3,930,554

NOTES RECEIVABLE - AFFILIATED COMPANIES                                                    13,000,912        13,000,912

OTHER ASSETS                                                                                  716,434           619,533
                                                                                          -----------       -----------
                  Total assets                                                            $61,739,087       $60,461,554
                                                                                          -----------       -----------
                                                                                          -----------       -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

    Current portion of long-term debt                                                     $ 2,034,864       $ 2,546,734
    Accounts payable                                                                        1,666,445           542,626
    Funds held for future distribution                                                         48,705           266,806
    Other current liabilities                                                                 409,512           261,624
                                                                                          -----------       -----------
                  Total current liabilities                                                 4,159,526         3,617,790

LONG-TERM DEBT                                                                             24,254,444        24,254,444

DEFERRED INCOME TAXES                                                                         645,674           645,674
                                                                                          -----------       -----------
                  Total liabilities                                                        29,059,644        28,517,908
                                                                                          -----------       -----------
STOCKHOLDERS' EQUITY:

    Common stock - par value $.001, 10,000,000 shares authorized,
       5,504,906 shares issued and outstanding as of March 31,
       1999 and December 31, 1998                                                               5,505             5,505
    Additional paid-in capital                                                             31,375,267        31,375,267
    Retained earnings                                                                       1,298,671           562,874
                                                                                          -----------       -----------
                  Total stockholders' equity                                               32,679,443        31,943,646
                                                                                          -----------       -----------
                  Total liabilities and stockholders' equity                              $61,739,087       $60,461,554
                                                                                          -----------       -----------
                                                                                          -----------       -----------


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               FOR THE THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                                 1999           1998
                                                                                               ----------      ----------
                                                                                                           (restated-see note 1)
REVENUE:

    Operating revenue                                                                          $2,498,965      $2,228,061
    Interest and other income                                                                     368,031         460,818
                                                                                               ----------      ----------
                                                                                                2,866,996       2,688,879
                                                                                               ----------      ----------
EXPENSES:
    Cost of natural gas sold                                                                      464,236         916,345
    Purchased propane gas expense                                                                 251,883         240,923
    Operation and maintenance expense                                                             428,062         311,176
    Depreciation, depletion, and amortization                                                     328,485         206,059
    General and administrative                                                                    441,835         323,366
                                                                                               ----------      ----------
                                                                                                1,914,501       1,997,869
                                                                                               ----------      ----------

Other expense-interest                                                                            365,840         427,578
                                                                                               ----------      ----------



INCOME BEFORE EARNINGS OF AFFILIATED COMPANIES, INCOME TAXES, AND
    EXTRAORDINARY LOSS                                                                            586,655         263,432

Equity in earnings of affiliated companies                                                        440,621          25,491
                                                                                               ----------      ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                                               1,027,276         288,923

Provision for income taxes                                                                       (195,144)        (72,856)
                                                                                               ----------      ----------
INCOME BEFORE EXTRAORDINARY ITEM                                                                  832,132         216,067

Extraordinary loss on extinguishment of debt (net of tax)                                            -           (832,493)
                                                                                               ----------      ----------
NET INCOME (LOSS)                                                                              $  832,132      $ (616,426)
                                                                                               ----------      ----------
                                                                                               ----------      ----------
EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED:


      Income before extraordinary item                                                         $     0.15      $     0.04
                                                                                               ----------      ----------
       Extraordinary loss on extinguishment of debt  (net of tax)                                    -              (0.15)
                                                                                               ----------      ----------
       Net income (loss)                                                                       $     0.15      $    (0.11)
                                                                                               ----------      ----------
                                                                                               ----------      ----------


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               FOR THE THREE MONTHS
                                                                                                   ENDED MARCH 31,
                                                                                                1999            1998
                                                                                            ------------    ------------
                                                                                                         (restated-see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                       $    832,132    $   (616,423)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation, depletion, and amortization                                               328,485         206,059
         Undistributed earnings of affiliated companies                                         (440,621)        (25,491)
         Extraordinary loss on extinguishment of debt                                               -          1,013,394
         Deferred income taxes                                                                      -            224,407
         Decrease (increase) in accounts receivable                                            2,406,060         (47,819)
         Increase in other current assets                                                       (361,223)        (24,753)
         Decrease (increase) in other assets                                                     (94,367)         80,008
         Increase  in accounts payable                                                         1,123,819       1,867,422
         Increase (decrease) in other current liabilities                                        (70,213)       (394,117)
                                                                                            ------------    ------------
                  Net cash provided by operating activities                                    3,724,072       2,282,687
                                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                      (2,223,022)     (4,946,246)
                                                                                            ------------    ------------
                  Net cash used in investing activities                                       (2,223,022)     (4,946,246)
                                                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                                                   (511,870)    (19,630,924)
    Proceeds from new loans                                                                         -         24,000,000
    Payment of debt issuance costs                                                                  -           (550,569)
    Proceeds from exercised warrants                                                                -              5,015
    Refund of financing reserve fund                                                                -            688,792
    Dividends paid                                                                               (96,336)        (96,336)
                                                                                            ------------    ------------
                  Net cash provided by (used in) financing activities                           (608,206)      4,415,978
                                                                                            ------------    ------------
NET INCREASE IN CASH                                                                             892,844       1,752,419
CASH, beginning of period                                                                      1,763,753      11,750,899
                                                                                            ------------    ------------
CASH, end of period                                                                         $  2,656,597    $ 13,503,318
                                                                                            ------------    ------------
                                                                                            ------------    ------------
SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                                           $    527,106    $    226,659
                                                                                            ------------    ------------
                                                                                            ------------    ------------

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL:

         The accompanying unaudited consolidated financial statements as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Virginia Gas Company (the "Company") annual report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The consolidated financial statements for 1998 and the unaudited consolidated financial statements for 1999 include the accounts of four wholly-owned subsidiaries. The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

         In March 1998, the Company completed a refinancing transaction whereby the Company issued a $24 million note to John Hancock Mutual Life Insurance Company. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds. The remaining proceeds were used to develop the Company's pipeline projects. As a result of this refinancing, the Company incurred a one time after-tax charge of approximately $832,000. The Company and its Affiliates had originally capitalized as a regulatory asset a portion of this loss. Later in 1998, in connection with the completion of administrative proceedings with the VSCC, the Company determined that neither it nor its Affiliates qualify as regulated entities as defined by FASB Statement No. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION." Accordingly, the Company restated first quarter earnings to reflect the entire $832,000 extraordinary loss. The loss related to the accelerated amortization of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

2. SEGMENT INFORMATION:

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


                                                               THREE MONTHS ENDED MARCH 31
                                                                1999                1998
                                                                ----                ----
STORAGE:

     Total assets                                              $ 20,813,406    $ 28,884,202
     Capital expenditures                                      $  1,641,785    $  1,978,956



     Operating revenues                                        $    743,124    $    635,692
     Interest income                                                   -            236,100
     Operation and maintenance                                     (190,729)       (170,669)
     Depreciation, depletion, and amortization                     (134,032)        (99,697)
                                                               ------------    ------------
STORAGE OPERATING INCOME                                       $    418,363    $    601,426
                                                               ------------    ------------
                                                               ------------    ------------
PRODUCTION:

     Total assets                                              $  3,057,518    $  6,057,489
     Capital expenditures                                      $     20,633    $     29,270

     Operating revenues                                        $    787,557    $  1,169,067
     Interest income                                                 10,953          11,346
     Other income                                                     2,818           1,398
     Cost of natural gas sold                                      (464,236)       (916,345)
     Operations and maintenance                                     (42,133)        (57,995)
     Depreciation, depletion, and amortization                      (45,275)        (61,883)
                                                               ------------    ------------
                      PRODUCTION OPERATING INCOME              $    249,684    $    145,588
                                                               ------------    ------------
                                                               ------------    ------------
TRANSPORTATION:

     Total assets                                              $ 13,915,611    $  4,799,144
     Capital expenditures                                      $    282,726    $  2,547,687

     Operating revenues                                        $    288,912    $      -
     Operation and maintenance                                      (74,151)          -
     Depreciation, depletion, and amortization                      (66,280)          -
                                                               ------------    ------------
                    TRANSPORTATION OPERATING INCOME            $    148,481    $      -
                                                               ------------    ------------
                                                               ------------    ------------
PROPANE DISTRIBUTION:

     Total assets                                              $  3,909,741    $  2,714,333
     Capital expenditures                                      $    273,325    $    331,659

     Operating revenue                                         $    708,593    $    517,981
     Other income                                                    78,887          26,822
     Propane gas expense                                           (251,883)       (240,923)
     Operation and maintenance                                     (121,049)        (82,512)
     Depreciation, depletion, and amortization                      (52,097)        (28,333)
                                                               ------------    ------------
                 PROPANE DISTRIBUTION OPERATING INCOME         $    362,451    $    193,035
                                                               ------------    ------------
                                                               ------------    ------------
PARENT COMPANY:

     Investments in subsidiaries and affiliates                $ 29,121,161    $ 33,764,145
     Notes receivable from subsidiaries and affiliates         $ 21,469,845    $ 16,482,684
     Total assets                                              $ 54,162,941    $ 67,995,482
      Capital expenditures                                     $      4,553    $     58,674


     Operating revenues                                        $    219,814    $       -
     Interest income                                                462,358         504,751
     Other income                                                        20            -
     Depreciation, depletion, and amortization                      (30,801)        (16,146)
                                                               ------------    ------------


                    PARENT COMPANY OPERATING INCOME            $    651,391    $    488,605
                                                               ------------    ------------
                                                               ------------    ------------
ELIMINATION OF  INTERCOMPANY/ INTERSEGMENT ACTIVITY:

    Total assets                                               $(34,120,130)   $(49,252,134)

    Operating revenues                                         $   (249,035)   $    (94,679)
    Interest and other income                                  $   (187,005)   $   (319,599)


VIRGINIA GAS COMPANY CONSOLIDATED:

     Total assets                                              $ 61,739,087    $ 61,198,516
     Capital expenditures                                      $  2,223,022    $  4,946,246

     Operating revenues                                        $  2,498,965    $  2,228,061
     Interest and other income                                      368,031         460,818
     Cost of gas sold                                              (464,236)       (916,345)
     Propane gas expense                                           (251,883)       (240,923)
     Operations and maintenance                                    (428,062)       (311,176)
     Depreciation, depletion, and amortization                     (328,485)       (206,059)
                                                               ------------    ------------
          VIRGINIA GAS COMPANY CONSOLIDATED OPERATING INCOME   $  1,394,330    $  1,014,376
                                                               ------------    ------------
                                                               ------------    ------------

                         VIRGINIA GAS COMPANY AFFILIATES

                             COMBINED BALANCE SHEETS


                                     ASSETS

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                             1999               1998
                                                                                          -----------       -------------
                                                                                          (unaudited)

CURRENT ASSETS:

    Cash                                                                                  $   311,810       $   100,834
    Accounts receivable                                                                     1,641,365           945,244
    Other current assets                                                                      182,286           201,471
                                                                                          -----------       -----------
                  Total current assets                                                      2,135,461         1,247,549

PROPERTY AND EQUIPMENT, net                                                                20,762,653        22,206,543

OTHER ASSETS                                                                                  243,001           231,757
                                                                                          -----------       -----------
                  Total assets                                                            $23,141,115       $23,685,849
                                                                                          -----------       -----------
                                                                                          -----------       -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Current portion of long-term debt                                                     $     3,028       $     5,943
    Accounts payable                                                                          308,615         2,669,668
    Other current liabilities                                                                 966,493            78,406
                                                                                          -----------       -----------
                  Total current liabilities                                                 1,278,136         2,754,017

LONG-TERM DEBT                                                                             13,000,912        13,000,912

DEFERRED INCOME TAXES                                                                         136,281           136,281
                                                                                          -----------       -----------
                  Total liabilities                                                        14,415,329        15,891,210
                                                                                          -----------       -----------
                                                                                          -----------       -----------
STOCKHOLDERS' EQUITY:
    Common stock
     Virginia Gas Storage Company; no par value,
       50,000 shares authorized , 38,200 issued and outstanding                             5,640,000         5,640,000
     Virginia Gas Distribution Company; no par value, 100,000 shares authorized,
        75,000 shares issued and outstanding                                                1,500,000         1,500,000
    Retained earnings                                                                       1,585,786           654,639
                                                                                          -----------       -----------
                  Total stockholders' equity                                                8,725,786         7,794,639
                                                                                          -----------       -----------
                  Total liabilities and stockholders' equity                              $23,141,115       $23,685,849
                                                                                          -----------       -----------
                                                                                          -----------       -----------

                         VIRGINIA GAS COMPANY AFFILIATES



                        COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                               FOR THE THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                                1999            1998
                                                                                              -----------     ----------
REVENUE:

    Operating revenue                                                                         $ 1,514,852     $1,543,389
    Interest and other income                                                                   1,243,193         34,419
                                                                                              -----------     ----------
                                                                                                2,758,045      1,577,808
                                                                                              -----------     ----------
EXPENSES:

    Purchased gas expense                                                                         517,089        621,555
    Operation and maintenance expense                                                             295,713        298,545
    Depreciation, depletion, and amortization                                                     178,085        192,355
    General and administrative                                                                    105,510        111,436
                                                                                              -----------     ----------
                                                                                                1,096,397      1,223,891
                                                                                              -----------     ----------


    Other expense-interest                                                                        276,528         286,075
                                                                                              -----------     ----------


INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                                               1,385,120          67,842

Provision for income taxes                                                                        453,973         26,264
                                                                                              -----------     ----------
INCOME BEFORE EXTRAORDINARY LOSS                                                                  931,147         41,578

Extraordinary loss on extinguishment of debt                                                         -          (942,563)
                                                                                              -----------     ----------
NET INCOME (LOSS)                                                                             $   931,147     $ (900,985)
                                                                                              -----------     ----------
                                                                                              -----------     ----------

                         VIRGINIA GAS COMPANY AFFILIATES


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                                  1999           1998
                                                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                                          $   931,147    $  (900,985)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:

         Depreciation, depletion, and amortization                                                 178,085        192,355
         Extraordinary loss on extinguishment of debt                                                 -         1,428,125
         Gain on sale of fixed assets                                                           (1,355,669)          -
         Deferred income taxes                                                                        -             1,521
         Increase in accounts receivable                                                          (696,121)      (896,673)
         Decrease in other current assets                                                           19,185        149,979
         Decrease (increase) in other assets                                                       (15,629)       204,246
         (Decrease) increase in accounts payable                                                (2,361,053)       474,772
         (Decrease) increase in other current liabilities                                          888,087       (466,631)
                                                                                               -----------    -----------
                  Net cash provided by (used in) operating activities                           (2,411,968)       186,709
                                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                                           (74,141)      (806,058)
    Proceeds from sale of fixed assets                                                           2,700,000           -
                                                                                               -----------    -----------
                  Net cash provided by (used in) investing activities                            2,625,859       (806,058)
                                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of financing costs                                                                        -          (689,977)
    Refund of reserve fund                                                                            -         1,383,176
    Payment of loan principal                                                                       (2,915)       (22,256)
                                                                                               -----------    -----------
                  Net cash provided by (used in) financing activities                               (2,915)       670,943
                                                                                               -----------    -----------

NET INCREASE IN CASH                                                                               210,976         51,594


CASH, beginning of period                                                                          100,834        421,897
                                                                                               -----------    -----------
CASH, end of period                                                                            $   311,810    $   473,491
                                                                                               -----------    -----------
                                                                                               -----------    -----------
SUPPLEMENTAL DISCLOSURE:

    Interest paid                                                                              $   276,529    $   286,075
                                                                                               -----------    -----------
                                                                                               -----------    -----------

                         VIRGINIA GAS COMPANY AFFILIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         These unaudited combined financial statements as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, contain the combined operations of Virginia Gas Distribution Company ("VGDC") and Virginia Gas Storage Company ("VGSC") ("the Companies" or "Virginia Gas Company Affiliates"). Both companies were organized in 1992 under the laws of the Commonwealth of Virginia. Each company is 50 percent owned by Virginia Gas Company ("VGC") and 50 percent owned by a private investor. In late 1998 and early 1999, VGC and the 50% owner were engaged in negotiations regarding a proposed transaction in which VGDC would become the parent of VGSC through a contribution of owner's equity. VGC's management believed that an agreement in principle had been reached regarding this transaction, however at the present time negotiations are still ongoing.

         These financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1998 of VGC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the combined financial position, results of operations and cash flows of the Virginia Gas Company Affiliates have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         In February 1999, VGSC sold its 60% interest in the Haysi Gathering System for $2,700,000. This resulted in a net before tax gain of $1,216,000 that is recorded as other income during the quarter ending March 31, 1999.

         In March 1998, VGC completed a refinancing transaction whereby VGC issued a $24 million note to John Hancock Mutual Life Insurance Company. With the proceeds, VGC retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to the Virginia Gas Company Affiliates and one other affiliated company. As a result of this refinancing, the Companies incurred a one time after-tax charge of $943,000. The Companies had originally capitalized as a regulatory asset a portion of this loss. Later in 1998, in connection with the completion of administrative proceedings with the VSCC, the Companies determined that they did not qualify as regulated entities as defined by FASB Statement No. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION." Accordingly, the Companies restated first quarter earnings to reflect the entire $943,000 extraordinary loss. The loss related to accelerated amortization of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with items 6 and 7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, and the Notes to Consolidated Financial Statements set forth in this report.

RESULTS OF OPERATIONS

         During the three months ended March 31, 1999, Virginia Gas Company (the "Company") recorded net income of $832,000 compared to a net loss of $616,000 for the same period in 1998. Basic and diluted net income per common share for the quarter was $0.15 compared to a net loss of $0.11 for the first quarter of 1998. The first quarter of 1999 was impacted by the sale of the Haysi Gathering System by Virginia Gas Storage Company, an affiliate of the Company. The sale resulted in a gain of $401,000 to the Company or $0.07 per share. Additionally, the quarter ended March 31, 1998 was impacted by an extraordinary loss on extinguishment of debt of $832,000 or $0.15 per share.

         Virginia Gas Company recorded revenues of $2.9 million for the period ending March 31, 1999 compared to $2.7 million in 1998 representing a 7% increase. Revenue growth was primarily derived from the Company's P-25 pipeline that began service late in 1998, growth in the Company's propane distribution operation, and additional storage revenues. The Company recorded $285,000 in pipeline revenue during the first quarter of 1999 from P-25. The revenue was derived from demand charges for connections at Wytheville and Marion, Virginia, which were not established until late 1998. Propane gas sales increased 36% to $688,000 in the first quarter of 1999 from $505,000 in 1998 as the Company's customer base increased to 3,400 from 2,200 and gallons sold increased to 738,000 from 532,000. Storage revenues improved 20% to $733,000 from $609,000 as stored gas volume increased to 657,000 dths from 417,000 dths. The largest decline in revenue resulted from gas sales, which decreased 40% to $599,000 from $992,000 during the same period in 1998. However, sales volume only declined 6% to 307,000 Dths compared to 327,000 Dths. The lower revenue is the result of declining prices. Average prices per Dth declined approximately 36% to $1.95 from $3.03. In addition to decreased gas sales revenue, the Company's interest and other income decreased sharply to $368,000 from $461,000, which was caused by the reduction in cash available to be invested in short-term securities.



                               THREE MONTHS ENDED
                                    MARCH 31            PERCENTAGE
     REVENUE                    1999         1998         CHANGE
--------------------------------------------------------------------------------
Natural Gas Sales           $  599,000   $  992,000          (40)%
--------------------------------------------------------------------------------
Storage Revenues               733,000      609,000           20
--------------------------------------------------------------------------------
Pipeline Revenues              285,000            -            -
--------------------------------------------------------------------------------
Propane Gas Sales              688,000      505,000           36
--------------------------------------------------------------------------------
Explor. & Prod. Revenues        93,000       93,000            -
--------------------------------------------------------------------------------
Management Revenues            101,000       29,000          264
--------------------------------------------------------------------------------
Interest and Other Income      368,000      461,000          (21)
--------------------------------------------------------------------------------
   Total  Revenue           $2,867,000   $2,689,000            7%
--------------------------------------------------------------------------------

         During the first quarter of 1999, cost of gas sold declined significantly with the decline in pricing to $464,000 from $916,000. Cost of propane sold increased marginally to $252,000 from $241,000 as a result of higher volumes, but the propane margins improved dramatically. The Company has been successful in maintaining propane retail pricing, while benefiting from declining wholesale prices.

Average sale price per gallon has declined slightly to $.93 compared to $.95 in 1998, while the cost per unit has declined to $.34/gallon from .45/gallon.

Total operations and maintenance costs for the quarter was $428,000 compared to $311,000 for the first quarter of 1998,an increase of $117,000. The general reason for the increase was the addition of P-25 and the costs associated with operating that pipeline. Additionally to support a 39% customer growth, the Company experienced higher operations and maintenance costs in its propane operations. Depreciation increased dramatically during the first quarter of 1999 to $328,000 from $206,000. This resulted from depreciation on P-25.

         Earnings from affiliates improved during the first quarter of 1999 to $441,000 from $25,000. The sale of the Haysi Gathering System resulted in income to the Company of $401,000. Excluding the revenue generated by the sale and the extraordinary item in 1998, Virginia Gas Storage Company reported net income of $160,000 compared to $169,000 in 1998. Virginia Gas Distribution Company recorded a net loss of $81,000 compared to a loss of $118,000, excluding the extraordinary item, in 1998 as gas sales increased 24% to $349,000 from $281,000.


         OUTLOOK

         During the first quarter of 1999, the Company proceeded to develop its strategy of slower incremental growth through the development of its pipeline and storage assets, while continuing the expansion of its propane operations. The Company's propane customer base increased 11% or 340 customers during the quarter, maintaining the growth experienced by the Company in 1998. Additionally, the Company continued to plan the expansion of its storage and pipeline assets that would serve contracts already in place. Work continues on the Company's evaporation plant located at the Saltville Storage Facility, which is critical in developing additional salt cavern storage. The Company began initial systems testing in May, which will continue through the 2nd and 3rd quarters. The Company estimates that the plant will be operational in September.

         The Company filed an application in February 1999 to extend its pipeline to Roanoke, Virginia, where it will service a contract with Roanoke Gas Company. Prior to constructing the Roanoke extension, the Company must complete 36 miles of construction on its P-25 pipeline from Wytheville to Radford Virginia. The Company initially planned to construct that segment in 1999, however delays in obtaining an easement through the National Forest have forced the Company to delay construction. It appears likely that the easement will be granted in the mid to late summer 1999. Accordingly, the Company projects that construction would begin on the 36 mile segment in early 2000. This delay does not jeopardize any contract performance dates.

         FINANCIAL CONDITION

         Through cash generated from operations and the Haysi Gathering Sale, the Company was able to finance capital expenditures in the first quarter and repay approximately $500,000 of its line of credit with Wachovia Bank.
Capital expenditures for the Company totaled $2.2 million for the three months ending March 31, 1999 and the Company now estimates that its remaining capital budget for 1999 is $8.6 million. The capital expenditures budget has been reduced from original projections, which assumed that the Company would build the next segment of P-25 during 1999. The Company expects to fund these expenditures through debt financing. To that end, the Company engaged Wachovia Capital Markets in April 1999 to explore additional financing opportunities.


         FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this section of the report, including those under "Outlook" and "Financial Condition" are forward-looking. While Virginia Gas Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made. In particular:

o The Company's growth plans are contingent on its ability to affordably finance future capital expenditures through the debt and equity markets. If the Company is unable to finance capital expenditures, revenue growth will be impacted.

o Virginia Gas Company's revenue growth depends on future demand for pipeline and storage services. Many factors impact that demand. A continued trend of warmer than normal winters in the Company's service area could substantially curb the demand for natural gas storage and/or pipeline service. Potential "unbundling" or deregulation in the natural gas industry could introduce additional competitors and make the viability of long-term contracts suspect.

o Virginia Gas Company derives 67% of its revenues from 4 customers. Accordingly, the future of the Company is inexorably linked to these significant customers. If any of these customers experience liquidity problems or undergo consolidations, it could negatively impact the Company.



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


         YEAR 2000 ISSUE

         The Year 2000 ("Y2K") problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. This could result in systems failures and miscalculations, which could cause business disruptions. Equipment that uses a date, such as computers and operating control systems, may be affected. This includes equipment used by our customers and suppliers, as well as by utilities and governmental entities that provide critical services to us.

         The Company has been addressing the Y2K problem since 1997 and has adopted a 4 phased approach to remediating the problem as it relates to the Company. Phase I is SYSTEM IDENTIFICATION AND CLASSIFICATION. During this phase, the Company will methodically identify all systems within the operations area and classify those systems as potentially vulnerable or not vulnerable. Phase I is complete. Phase II is SYSTEM Compliance. During Phase II, the Company will perform field investigations to collect component level data for each system identified as potentially vulnerable. That data will be added to a database, which will be crosschecked with manufacturer compliance data and vendor contracts. If compliant, a written statement from the manufacturer will be obtained that provides the language necessary to confirm that the Y2K issue has been properly addressed. Phase III is entitled REMEDIATION. During the remediation phase steps will be taken to ensure that non-compliant systems have been properly readied for the year 2000 and thoroughly tested. The Company expects this phase to be completed prior to August 1, 1999. Phase IV is PUBLICATION. This phase will involve communication of the Company's readiness to our business partners and is expected to be complete by September 30, 1999.

         The Company has completed Phase I and Phase II of the plan to date. Two systems have been determined to be vulnerable to the Y2K problem. The Company has received free vendor upgrades that will render the systems Y2K compliant. Accordingly at this stage in our efforts, the Company does not believe that the Y2K problem or its remediation will have a material impact on the Company.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits - See List of Exhibits on page 16 hereof.

                  (b) Reports on Form 8-K:
                           The Company filed no Reports on Form 8-K during the three months ended March 31, 1999

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS



27                Financial Data Schedule for the three months ended
                  March 31, 1999

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




VIRGINIA GAS COMPANY
(Registrant)



By  /S/  William L. Clear
    ------------------------------
     William L. Clear, Vice President and Chief Financial Officer

                                     VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                               INDEX TO EXHIBITS




Exhibit
Number                              Description
------                              -----------

   27                               Financial Data Schedule