Form 10QSB
period 1999-06-30
VIRGINIA GAS CO
filed 1999-08-16
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

/ x /  Yes        /   /  No

                              VIRGINIA GAS COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


 ITEM NUMBER                                                                                        PAGE NUMBER
 -----------                                                                                        -----------
                         PART I - FINANCIAL INFORMATION
      1        Financial Statements:

               Virginia Gas Company and Subsidiaries
                  Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998         3
                  Consolidated Statements of  Operations (unaudited) for the Three and Six Months
                    Ended June 30, 1999 and 1998                                                         4
                  Consolidated Statements of  Cash Flows (unaudited) for the Six Months Ended
                    June 30, 1999 and 1998                                                               5
                 Notes to Consolidated Financial Statements (unaudited)                                  6

               Virginia Gas Storage Company
                 Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998                       9
                 Statements of Operations (unaudited) for the Three and Six Months Ended
                    June 30, 1999 and 1998                                                              10
                 Statements of  Cash Flows (unaudited) for the Six Months Ended June 30, 1999 and
                    1998                                                                                11
                 Notes to Financial Statements (unaudited)                                              12

               Virginia Gas Distribution Company
                 Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998                      13
                 Statements of Operations (unaudited) for the Three and Six Months Ended June 30,
                    1999 and 1998                                                                       14
                 Statements of  Cash Flows (unaudited) for the Six Months Ended June 30, 1999 and
                    1998                                                                                15
                 Notes to Financial Statements (unaudited)                                              16

      2        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                             17

                           PART II - OTHER INFORMATION

      4        Submission of Matters to a Vote of Security Holders                                      20

      6        Exhibits and Reports on Form 8-K                                                         20

               List of Exhibits                                                                         21

               Signature                                                                                22

               Financial Data Schedule                                                                  23


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                    JUNE 30,    DECEMBER 31,
                                                                     1999          1998
                                                                  -----------   -----------
                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash                                                             $   677,824   $ 1,763,753
 Accounts receivable                                                  524,060     3,469,757
 Notes receivable                                                      39,500        38,800
 Other current assets                                                 964,152       498,707
                                                                  -----------   -----------
   Total current assets                                             2,205,536     5,771,017

PROPERTY AND EQUIPMENT, net                                        40,267,231    37,139,538

INVESTMENT IN AFFILIATED COMPANIES                                  4,361,063     3,930,554

NOTES RECEIVABLE - AFFILIATED COMPANIES                            13,007,624    13,000,912

OTHER ASSETS                                                          711,777       619,533
                                                                  -----------   -----------
   Total assets                                                   $60,553,231   $60,461,554
                                                                  -----------   -----------
                                                                  -----------   -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                $    22,798   $ 2,546,734
 Accounts payable                                                     638,288       542,626
 Funds held for future distribution                                    29,910       266,806
 Other current liabilities                                            285,568       261,624
                                                                  -----------   -----------
   Total current liabilities                                          976,564     3,617,790

LONG-TERM DEBT                                                     26,254,444    24,254,444

DEFERRED INCOME TAXES                                                 645,674       645,674
                                                                  -----------   -----------
   Total liabilities                                               27,876,682    28,517,908
                                                                  -----------   -----------

STOCKHOLDERS' EQUITY:
 Common stock - par value $.001, 100,000,000 (unaudited)
   shares authorized and 5,504,906 outstanding as of
   June 30, 1999 and December 31, 1998, respectively                    5,505         5,505
 Additional paid-in capital                                        31,375,267    31,375,267
 Retained earnings                                                  1,295,777       562,874
                                                                  -----------   -----------
   Total stockholders' equity                                      32,676,549    31,943,646
                                                                  -----------   -----------
   Total liabilities and stockholders' equity                     $60,553,231   $60,461,554
                                                                  -----------   -----------
                                                                  -----------   -----------


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                                1999          1998            1999           1998
                                                             ----------     ----------     ----------    ----------
                                                                            (restated-                   (restated-
                                                                            see note 1)                  see note 1)
REVENUE:
 Operating revenue                                           $2,059,222     $1,552,128     $4,558,188    $3,780,189
 Interest and other income                                      330,744        424,749        698,774       885,567
                                                             ----------     ----------     ----------    ----------
                                                              2,389,966      1,976,877      5,256,962     4,665,756
                                                             ----------     ----------     ----------    ----------
EXPENSES:
 Cost of natural gas sold                                       636,070        631,371      1,100,306     1,547,716
 Purchased propane gas expense                                  100,622         73,921        352,504       314,844
 Operation and maintenance expense                              304,631        253,648        732,693       564,824
 Depreciation, depletion, and amortization                      381,138        225,390        709,621       431,449
 General and administrative                                     429,124        366,925        870,961       690,291
                                                             ----------     ----------     ----------    ----------
                                                              1,851,585      1,551,255      3,766,085     3,549,124
                                                             ----------     ----------     ----------    ----------

 Other expense-interest                                         412,007        316,802        777,847       744,380
                                                             ----------     ----------     ----------    ----------

INCOME BEFORE EARNINGS OF AFFILIATED COMPANIES, INCOME          126,374        108,820        713,030       372,252
 TAXES, AND EXTRAORDINARY LOSS

Equity in earnings (losses) of affiliated companies             (10,097)       (29,386)       430,523        (3,896)
                                                             ----------     ----------     ----------    ----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS               116,277         79,434      1,143,553       368,356

Provision for income taxes                                       22,835         26,303        217,978        99,157
                                                             ----------     ----------     ----------    ----------

NET INCOME BEFORE EXTRAORDINARY ITEM                             93,442         53,131        925,575       269,199

Extraordinary loss on extinguishment of debt (net of tax)            --             --             --      (832,493)
                                                             ----------     ----------     ----------    ----------

NET INCOME (LOSS)                                            $   93,442     $   53,131     $  925,575    $ (563,294)
                                                             ----------     ----------     ----------    ----------
                                                             ----------     ----------     ----------    ----------

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED:

 INCOME BEFORE EXTRAORDINARY ITEM                            $     0.02     $     0.01     $     0.17    $     0.05

 EXTRAORDINARY LOSS ON EXTINGUISHMENT
   OF DEBT (NET OF TAX)                                            --             --             --         (0.15)
                                                             ----------     ----------     ----------    ----------
NET INCOME (LOSS) PER COMMON SHARE                           $     0.02     $     0.01     $     0.17    $    (0.10)
                                                             ----------     ----------     ----------    ----------
                                                             ----------     ----------     ----------    ----------
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                    5,504,906      5,504,906      5,504,906     5,504,906
                                                             ----------     ----------     ----------    ----------
                                                             ----------     ----------     ----------    ----------


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        FOR THE SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                       1999            1998
                                                                                   ------------    ------------
                                                                                               (restated- see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                 $    925,575    $   (563,294)
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation, depletion, and amortization                                            709,621         431,449
   Undistributed (earnings) losses of affiliated companies                             (430,523)        475,177
   Decrease (increase) in accounts receivable                                         2,945,697        (231,908)
   Increase in other current assets                                                    (465,445)       (107,126)
   Decrease (increase) in other assets                                                  (92,244)        330,333
   Increase (decrease) in accounts payable                                               95,662        (751,857)
   Decrease in other current liabilities                                               (212,950)       (157,035)
                                                                                   ------------    ------------
    Net cash provided by (used in) operating activities                               3,475,393        (574,261)
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                (3,837,302)     (9,839,068)
 Issuance of notes receivable                                                            (7,412)             --
 Payments received on notes receivable                                                       --          20,149
                                                                                   ------------    ------------
    Net cash used in investing activities                                            (3,844,714)     (9,818,919)
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of loan principal                                                             (523,936)    (19,630,924)
 Proceeds from new loans                                                                     --      24,000,000
 Payment of debt issuance costs                                                              --         (96,057)
 Proceeds from exercised warrants                                                            --           5,015
 Refund of financing reserve                                                                 --         688,792
 Dividends paid                                                                        (192,672)       (192,672)
                                                                                   ------------    ------------
    Net cash provided by (used in) financing activities                                (716,608)      4,774,154
                                                                                   ------------    ------------
NET DECREASE IN CASH                                                                 (1,085,929)     (5,619,026)

CASH, beginning of period                                                             1,763,753      11,750,899
                                                                                   ------------    ------------
CASH, end of period                                                                $    677,824    $  6,131,873
                                                                                   ------------    ------------
                                                                                   ------------    ------------
SUPPLEMENTAL DISCLOSURE:

 Interest paid                                                                     $  1,080,569    $    736,659
                                                                                   ------------    ------------
                                                                                   ------------    ------------
 Income taxes paid                                                                 $    100,000    $      2,075
                                                                                   ------------    ------------
                                                                                   ------------    ------------


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL:

         The accompanying unaudited consolidated financial statements as of June 30, 1999, and for the three and six months ended June 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Virginia Gas Company (the "Company") annual report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company have been included. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

         Due to certain non-cash charges recorded by the Company during the fourth quarter of 1998, the Company breached its debt service coverage covenant related to its debt agreements as of June 30, 1999. The Company received a waiver of this covenant from its creditors through December 31, 1999.

         In March 1998, the Company completed a refinancing transaction whereby the Company issued a $24 million note to John Hancock Mutual Life Insurance Company. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds. The remaining proceeds were used to develop the Company's pipeline projects. As a result of this refinancing, the Company incurred a one time after-tax charge of approximately $832,000. The Company and its affiliates had originally capitalized as a regulatory asset a portion of this loss. Later in 1998, in connection with the completion of administrative proceedings with the Virginia State Corporation Commission, the Company determined that neither it nor its affiliates qualify as regulated entities as defined by FASB Statement No. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION." Accordingly, the Company restated 1998 earnings to reflect the entire $832,000 extraordinary loss and adjusted for amortization expense that was previously recorded throughout 1998. The loss related to the accelerated amortization of issue costs associated with the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

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


                                             THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                               1999            1998             1999             1998
                                           ------------     ------------     ------------    ------------
STORAGE:

 Total assets                              $ 20,814,998     $ 30,808,963     $ 20,814,998    $ 30,808,963
 Capital expenditures                      $    774,339     $  3,772,948     $  2,416,124    $  5,751,904

 Operating revenues                        $    710,264     $    659,068     $  1,453,388    $  1,294,761
 Interest income                                     --           88,654               --         324,754
 Other income                                     2,729              425            2,729             425
 Operation and maintenance                     (146,098)        (156,926)        (336,828)       (327,595)
 Depreciation, depletion, and
 Amortization                                  (125,211)        (108,846)        (259,243)       (208,543)
                                           ------------     ------------     ------------    ------------
STORAGE OPERATING INCOME                   $    441,684     $    482,375     $    860,046    $  1,083,802
                                           ------------     ------------     ------------    ------------
                                           ------------     ------------     ------------    ------------

PRODUCTION:

 Total assets                              $  3,854,102     $  5,535,834     $  3,854,102    $  5,535,834
 Capital expenditures                      $      8,776     $     19,397     $     29,409    $     48,667

 Operating revenues                        $    855,551     $    821,648     $  1,643,109    $  1,990,715
 Interest income                                 11,165           10,430           22,117          21,776
 Other income                                     3,019            2,270            5,836           3,668
 Cost of natural gas sold                      (636,070)        (631,371)      (1,100,306)     (1,547,716)
 Operations and maintenance                     (36,255)         (43,809)         (78,387)       (101,804)
 Depreciation, depletion, and
 Amortization                                   (45,039)         (61,312)         (90,314)       (123,195)
                                           ------------     ------------     ------------    ------------
PRODUCTION OPERATING INCOME                $    152,371     $     97,856     $    402,055    $    243,444
                                           ------------     ------------     ------------    ------------
                                           ------------     ------------     ------------    ------------

TRANSPORTATION:

 Total assets                              $ 13,876,666     $  4,313,255     $ 13,876,666    $  4,313,255
 Capital expenditures                      $    550,086     $    539,201     $    832,812    $  3,086,888


 Operating revenues                        $    285,880     $         --     $    574,792    $         --
 Other Income                                     1,099               --            1,099              --
 Operation and maintenance                      (58,804)              --         (132,955)             --
 Depreciation, depletion, and
 amortization                                   (85,200)              --         (151,480)             --
                                           ------------     ------------     ------------    ------------
TRANSPORTATION OPERATING INCOME            $    142,975     $         --     $    291,456    $         --
                                           ------------     ------------     ------------    ------------
                                           ------------     ------------     ------------    ------------

PROPANE DISTRIBUTION:

 Total assets                              $  2,460,960     $  2,879,768     $  2,460,960    $  2,879,768
 Capital expenditures                      $    216,841     $    209,871     $    490,166    $    541,530
 Operating revenue                         $    217,780     $    168,712     $    926,372    $    686,693
 Interest income                                     --            7,214               --           7,214
 Other income                                    30,211            6,500          109,097          33,322
 Propane gas expense                           (100,622)         (73,921)        (352,504)       (314,844)






 Operation and maintenance                      (63,474)         (52,913)        (184,523)       (135,425)
 Depreciation, depletion, and
  amortization                                  (56,527)         (39,949)        (108,624)        (68,281)
                                           ------------     ------------     ------------    ------------
PROPANE DISTRIBUTION OPERATING INCOME      $     27,368     $     15,643      $   389,818    $    208,679
                                           ------------     ------------     ------------    ------------
                                           ------------     ------------     ------------    ------------
PARENT COMPANY:

 Investments in subsidiaries and
  affiliates                               $ 29,111,063     $ 28,734,745      $29,111,063    $ 28,734,745
 Notes receivable from subsidiaries and
 affiliates                                $ 21,469,845     $ 21,393,612      $21,469,845    $ 21,393,612
 Total assets                              $ 55,038,715     $ 54,850,003      $55,038,715    $ 54,850,003
 Capital expenditures                      $     64,239     $    352,238      $    68,791    $    410,079

 Operating revenue                         $    191,092     $         --      $   410,907    $         --
 Interest income                                483,985          596,318          946,343       1,101,070
 Other income                                       236            2,420              256           2,420
 Depreciation, depletion, and
 Amortization                                   (69,161)         (15,283)         (99,960)        (31,430)
                                           ------------     ------------     ------------    ------------
PARENT COMPANY OPERATING INCOME            $    606,152     $    583,455      $ 1,257,546    $  1,072,060
                                           ------------     ------------     ------------    ------------
                                           ------------     ------------     ------------    ------------

ELIMINATION OF INTERCOMPANY/INTERSEGMENT
ACTIVITY:

 Total assets                              $(35,492,210)    $(35,428,080)     $(35,492,210)  $(35,428,080)
 Operating revenues                        $   (201,345)    $    (97,300)     $   (450,380)  $   (191,980)
 Interest and other income                 $   (201,700)    $   (289,482)     $   (388,703)  $   (609,082)

VIRGINIA GAS COMPANY CONSOLIDATED:
 Total assets                              $ 60,553,231     $ 62,959,743      $ 60,553,231   $ 62,959,743
 Capital expenditures                      $  1,614,281     $  4,893,655      $  3,837,302   $  9,839,068

 Operating revenues                        $  2,059,222     $  1,552,128      $  4,558,188   $  3,780,189
 Interest income                                293,450          413,134           579,757        845,732
 Other income                                    37,294           11,615           119,017         39,835
 Cost of gas sold                              (636,070)        (631,371)       (1,100,306)    (1,547,716)
 Propane gas expense                           (100,622)         (73,921)         (352,504)      (314,844)
 Operations and maintenance                    (304,631)        (253,648)         (732,693)      (564,824)
 Depreciation, depletion, and
 amortization                                  (381,138)        (225,390)         (709,621)      (431,449)
                                           ------------     ------------     ------------    ------------
VIRGINIA GAS COMPANY CONSOLIDATED

OPERATING INCOME                           $    967,505     $    792,547      $  2,361,838   $  1,806,923
                                           ------------     ------------     ------------    ------------
                                           ------------     ------------     ------------    ------------


                          VIRGINIA GAS STORAGE COMPANY

                                 BALANCE SHEETS


                                   ASSETS

                                                                              JUNE 30,        DECEMBER 31,
                                                                               1999              1998
                                                                             -----------       -----------
                                                                             (unaudited)
CURRENT ASSETS:
    Cash                                                                  $      434,274     $      36,800
    Accounts receivable                                                          543,453           740,748
    Other current assets                                                          29,441            33,932
                                                                             -----------       -----------
                  Total current assets                                         1,007,168           811,480

PROPERTY AND EQUIPMENT, net                                                   13,871,443        15,420,259

OTHER ASSETS                                                                     158,230           132,001
                                                                             -----------       -----------
                  Total assets                                               $15,036,841       $16,363,740
                                                                             -----------       -----------
                                                                             -----------       -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                     $          745        $    5,943
    Accounts payable                                                             117,149         1,123,993
    Other current liabilities                                                    673,581            57,580
                                                                             -----------       -----------
                  Total current liabilities                                      791,475         1,187,516

LONG-TERM DEBT - VIRGINIA GAS COMPANY                                          5,255,547         7,255,547

DEFERRED INCOME TAXES                                                            626,136           626,136
                                                                             -----------       -----------
                  Total liabilities                                            6,673,158         9,069,199
                                                                             -----------       -----------
STOCKHOLDERS' EQUITY:
    Common stock,  no par value, 50,000 shares authorized and 38,200
       shares issued and outstanding                                           5,640,000         5,640,000
    Retained earnings                                                          2,723,683         1,654,541
                                                                             -----------       -----------
                  Total stockholders' equity                                   8,363,683         7,294,541
                                                                             -----------       -----------
                  Total liabilities and stockholders' equity                 $15,036,841       $16,363,740
                                                                             -----------       -----------
                                                                             -----------       -----------


                          VIRGINIA GAS STORAGE COMPANY


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                 ENDED JUNE 30,
                                                                 1999             1998          1999           1998
                                                              ------------      ---------    -----------    -----------
                                                                             (restated-                    (restated-
                                                                             see note 1)                   see note 1)

REVENUE:
    Operating revenue                                         $    580,778      $ 693,885    $ 1,762,756    $ 1,970,856
    Interest and other income                                        7,741            528      1,225,410          8,319
                                                              ------------      ---------    -----------    -----------
                                                                   588,519        694,413      2,988,166      1,979,175
                                                              ------------      ---------    -----------    -----------
EXPENSES:
    Purchased gas expense                                            7,676             10        370,063        431,546
    Operation and maintenance expense                              137,888        224,436        379,334        458,169
    Depreciation, depletion, and amortization                      101,136        138,105        223,298        273,689
    General and administrative                                      67,948         92,296        150,122        162,084
                                                              ------------      ---------    -----------    -----------
                                                                   314,648        454,847      1,122,817      1,325,488
                                                              ------------      ---------    -----------    -----------


    Other expense - interest                                       111,763        147,771        245,437        305,984
                                                              ------------      ---------    -----------    -----------


INCOME BEFORE INCOME TAXES                                         162,108         91,795      1,619,912        347,703

Provision for income taxes                                          55,117         31,210        550,770        118,219
                                                              ------------      ---------    -----------    -----------
INCOME BEFORE EXTRAORDINARY LOSS                                   106,991         60,585      1,069,142        229,484

Extraordinary loss on extinguishment of debt (net of tax)                -              -              -       (478,685)
                                                              ------------      ---------    -----------    -----------
NET INCOME (LOSS)                                             $    106,991      $  60,585    $ 1,069,142    $  (249,201)
                                                              ------------      ---------    -----------    -----------
                                                              ------------      ---------    -----------    -----------


                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          FOR THE SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                          1999           1998
                                                                                        -----------    -----------
                                                                                                     (as restated
                                                                                                     - see note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                    $ 1,069,142    $  (249,201)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
      Depreciation, depletion, and amortization                                             223,398        273,689
      Extraordinary loss on extinguishment of debt                                                -        725,281
      Gain on sale of fixed assets                                                       (1,355,669)             -
      Decrease in accounts receivable                                                       197,295        724,268
      Decrease in other current assets                                                        4,491         15,175
      Increase in other assets                                                              (26,229)      (196,118)
      Decrease in accounts payable                                                       (1,006,844)      (958,520)
      Increase (decrease) in other current liabilities                                      616,001       (208,760)
                                                                                        -----------    -----------
           Net cash provided by (used in) operating activities                             (278,415)       125,814
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (18,913)      (787,125)
   Proceeds from sale of fixed assets                                                     2,700,000              -
                                                                                        -----------    -----------
           Net cash provided by (used in) investing activities                            2,681,087       (787,125)
                                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of financing costs                                                                     -       (156,731)
   Refund of reserve funds                                                                        -        617,982
   Payment of loan principal                                                             (2,005,198)       (71,048)
                                                                                        -----------    -----------
           Net cash provided by (used in) financing activities                           (2,005,198)       390,203
                                                                                        -----------    -----------
NET INCREASE (DECREASE)  IN CASH                                                            397,474       (271,108)

CASH, beginning of period                                                                    36,800        375,958
                                                                                        -----------    -----------
CASH, end of period                                                                     $   434,274    $   104,850
                                                                                        -----------    -----------
                                                                                        -----------    -----------
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                        $    92,300    $   228,734
                                                                                        -----------    -----------
                                                                                        -----------    -----------
   Income taxes paid                                                                    $   185,000    $    19,500
                                                                                        -----------    -----------
                                                                                        -----------    -----------


                          VIRGINIA GAS STORAGE COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The accompanying unaudited financial statements as of June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the combined financial position, results of operations and cash flows of Virginia Gas Storage Company (the Company). Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's (VGC) Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999.

         In February 1999, VGSC sold its 60% interest in the Haysi Gathering System for $2,700,000. This resulted in a net before tax gain of $1,216,000 that is recorded as other income during the quarter ending March 31, 1999.

         In March 1998, VGC completed a refinancing transaction whereby VGC issued a $24 million note to John Hancock Mutual Life Insurance Company. With the proceeds, VGC retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to the Virginia Gas Storage Company and other affiliated companies. As a result of this refinancing, the Company incurred a one time after-tax charge of $479,000. The Company had originally capitalized as a regulatory asset a portion of this loss. Later in 1998, in connection with the completion of administrative proceedings with the Virginia State Corporation Commission, the Company determined that it did not qualify as regulated entities as defined by FASB Statement No. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION." Accordingly, the Company restated 1998 earnings to reflect the entire $479,000 extraordinary loss and adjusted for amortization expense that was previously recorded throughout 1998. The loss related to accelerated amortization of issue costs associated with the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                                 BALANCE SHEETS


                                     ASSETS

                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1999              1998
                                                                                         -----------       -----------
                                                                                         (unaudited)
CURRENT ASSETS:
    Cash                                                                                 $   530,376       $    64,034
    Accounts receivable                                                                      325,806           204,495
    Other current assets                                                                     123,024           233,980
                                                                                         -----------       -----------
                  Total current assets                                                       979,206           502,509

PROPERTY AND EQUIPMENT, net                                                                6,783,836         6,786,284

NOTES RECEIVABLE                                                                             915,808         2,915,807

DEFERRED TAX ASSET                                                                           489,855           489,855

OTHER ASSETS                                                                                  96,171            99,756
                                                                                         -----------       -----------
                  Total assets                                                           $ 9,264,876       $10,794,211
                                                                                         -----------       -----------
                                                                                         -----------       -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                     $   127,941       $ 1,545,675
    Other current liabilities                                                                117,320            20,826
                                                                                         -----------       -----------
                  Total current liabilities                                                  245,261         1,566,501

LONG TERM DEBT                                                                             8,661,172         8,661,172
                                                                                         -----------       -----------
                  Total liabilities                                                        8,906,433        10,227,673
                                                                                         -----------       -----------
STOCKHOLDERS' EQUITY:
    Common stock, no par value, 100,000 shares authorized, 75,000
       shares issued and outstanding                                                       1,500,000         1,500,000
    Retained earnings                                                                     (1,141,557)         (933,462)
                                                                                         -----------       -----------
                  Total stockholders' equity                                                 358,443           566,538
                                                                                         -----------       -----------
                  Total liabilities and stockholders' equity                             $ 9,264,876       $10,794,211
                                                                                         -----------       -----------
                                                                                         -----------       -----------


                        VIRGINIA GAS DISTRIBUTION COMPANY


                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                                   1999           1998           1999           1998
                                                                 ---------      ---------      ---------      ---------
                                                                                (restated-                    (restated-
                                                                                see note 1)                   see note 1)
REVENUE:
    Operating revenue                                            $ 256,220      $ 190,066      $ 604,953      $ 471,159
    Interest and other income                                       42,334         94,396        109,075        186,760
                                                                 ---------      ---------      ---------      ---------
                                                                   298,554        284,462        714,028        657,919
                                                                 ---------      ---------      ---------      ---------
EXPENSES:
    Purchased gas expense                                          166,956        127,990        386,582        323,140
    Operation and maintenance expense                               57,011         49,007        111,275        113,817
    Depreciation, depletion, and amortization                       56,293         40,005        112,216         96,776
    General and administrative                                      26,935         33,654         51,111         75,442
                                                                 ---------      ---------      ---------      ---------
                                                                   307,195        250,656        661,184        609,175
                                                                 ---------      ---------      ---------      ---------
    Other expense - interest                                       184,066        214,650        368,138        408,249
                                                                 ---------      ---------      ---------      ---------

LOSS BEFORE INCOME TAXES                                          (192,707)      (180,844)      (315,294)      (359,505)

Provision for income taxes                                         (65,520)       (61,487)      (107,199)      (122,231)
                                                                 ---------      ---------      ---------      ---------
LOSS BEFORE EXTRAORDINARY LOSS                                    (127,187)      (119,357)      (208,095)      (237,274)

Extraordinary loss on extinguishment of debt (net of tax)                -              -              -       (463,877)
                                                                 ---------      ---------      ---------      ---------
NET LOSS                                                         $(127,187)     $(119,357)     $(208,095)     $(701,151)
                                                                 ---------      ---------      ---------      ---------
                                                                 ---------      ---------      ---------      ---------


                        VIRGINIA GAS DISTRIBUTION COMPANY

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                            FOR THE SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                           1999           1998
                                                                                        -----------     ----------
                                                                                                     (as restated
                                                                                                     - see note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $  (208,095)    $ (701,151)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation, depletion, and amortization                                             112,216         96,776
      Extraordinary loss on extinguishment of debt                                                -        702,844
      Deferred income taxes                                                                       -          1,521
      Decrease (increase) in accounts receivable                                           (121,310)        57,717
      Decrease (increase) in other current assets                                           110,954       (184,699)
      Decrease in other assets                                                                3,584          2,614
      Increase (decrease) in accounts payable                                            (1,417,735)       437,662
      Increase (decrease) in other current liabilities                                       96,494       (352,462)
                                                                                        -----------     ----------
           Net cash provided by (used in) operating activities                           (1,423,892)        60,822
                                                                                        -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (109,766)      (248,133)
   Proceeds from notes receivable                                                         2,000,000         53,537
                                                                                        -----------     ----------
           Net cash provided by (used in) investing activities                            1,890,234       (194,596)
                                                                                        -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of financing costs                                                                     -       (363,424)
   Refund of reserve funds                                                                        -        765,194
   Payment of loan principal                                                                      -         (6,892)
                                                                                        -----------     ----------
           Net cash used in financing activities                                                  -        394,878
                                                                                        -----------     ----------
NET INCREASE IN CASH                                                                        466,342        261,104

CASH, beginning of period                                                                    64,034         45,939
                                                                                        -----------     ----------
CASH, end of period                                                                     $   530,376     $  307,043
                                                                                        -----------     ----------
                                                                                        -----------     ----------
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                        $   184,088     $  428,020
                                                                                        -----------     ----------
                                                                                        -----------     ----------


                        VIRGINIA GAS DISTRIBUTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The accompanying unaudited financial statements as of June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the combined financial position, results of operations and cash flows of Virginia Gas Distribution Company (the Company). Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's (VGC) Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999.

         In March 1998, VGC completed a refinancing transaction whereby VGC issued a $24 million note to John Hancock Mutual Life Insurance Company. With the proceeds, VGC retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to the Virginia Gas Distribution Company and other affiliated companies. As a result of this refinancing, the Company incurred a one time after-tax charge of $464,000. The Company had originally capitalized as a regulatory asset a portion of this loss. Later in 1998, in connection with the completion of administrative proceedings with the Virginia State Corporation Commission, the Company determined that it did not qualify as regulated entities as defined by FASB Statement No. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION." Accordingly, the Company restated 1998 earnings to reflect the entire $464,000 extraordinary loss and adjusted for amortization expense that was previously recorded throughout 1998. The loss related to accelerated amortization of issue costs associated with the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

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

RESULTS OF OPERATIONS

         During the three months ended June 30, 1999, Virginia Gas Company (the "Company") recorded net income of $93,000 compared to restated net income of $53,000 for the same period in 1998. Basic and diluted net income per common share for the quarter was $0.02 compared to $0.01 for the second quarter of 1998. For the six months ending June 30, 1999, the Company recorded net income of $926,000 compared to a restated loss of $563,000 for the same period in 1998. Basic and diluted net income per common share for the six months ending June 30, 1999 is $0.17 compared to a loss of $0.10 for the same period in 1998.

         Virginia Gas Company recorded revenues of $2.39 million for the period ending June 30, 1999 compared to $1.98 million in 1998 representing a 21% increase. Revenue growth was primarily derived from the Company's P-25 pipeline that began service late in 1998, growth in the Company's propane distribution operation, and additional storage revenues. The Company recorded $285,000 in pipeline revenue during the second quarter of 1999 from P-25. The revenue was derived from demand charges for connections at Wytheville and Marion, Virginia, which were not established until late 1998. Propane gas sales increased 37% to $201,000 in the second quarter of 1999 from $147,000 in 1998 as the Company's customer base increased to 3,500 from 2,300 and gallons sold increased to 250,000 from 182,000. Storage revenues improved 20% to $708,000 from $592,000 as stored gas volume increased to 657,000 dths from 417,000 dths. The largest decline in revenues occurred in interest and other income, which decreased sharply to $331,000 from $425,000. This resulted from a reduction in cash available to be invested in short-term securities.


                                                  Three Months Ended June 30
                                                                     Percentage
       Revenue                                1999          1998       Change
       -------                             ----------     ---------  ----------
       Natural Gas Sales                   $  709,000     $  680,000       4%
       Storage Revenues                       708,000        592,000      20
       Pipeline Revenues                      285,000           -          -
       Propane Gas Sales                      201,000        147,000      37
       Explor. & Prod. Revenues                79,000         86,000      (8)
       Management Revenues                     77,000         47,000      64
       Interest and Other Income              331,000        425,000     (22)
                                           ----------     ----------
          Total  Revenue                   $2,390,000     $1,977,000      21%
                                           ----------     ----------
                                           ----------     ----------



         During the second quarter of 1999, cost of gas sold remained consistent at $636,000 compared to $631,000 in 1998, as volumes were flat. Cost of propane sold increased to $101,000 from $74,000 as a result of higher volumes. Propane margins remained consistent.

         Total operations and maintenance costs for the quarter was $305,000 compared to $251,000 for the second quarter of 1998,an increase of $54,000. The primary reasons for the increase were the addition of P-25 and the costs associated with operating that pipeline. Additionally, to support customer growth the

Company experienced higher operations and maintenance costs in its propane operations. Depreciation increased dramatically during the second quarter of 1999 to $381,000 from $225,000. This resulted from depreciation on P-25.

         General and administrative expense increased during the quarter ended June 30, 1999 to $429,000 compared to $370,000 for the same period in 1998. The increase resulted from infrastructure augmentation necessary to support the growth in assets, which include the pipeline and propane facilities.

         Losses from affiliates improved during the second quarter of 1999 to a loss of $10,000 from a restated loss of $29,000 during the same period in 1998. Virginia Gas Storage Company reported net income of $107,000 compared to $61,000 in 1998. The improvement resulted from decreases in both operating expenses and interest. Virginia Gas Distribution Company recorded a net loss of $127,000 compared to a loss of $119,000 in 1998 as gas sales increased 35% to $256,000 from $190,000. However, Virginia Gas Distribution's assets continued to be underutilized as growth has yet to offset the cost of recent capital additions.


         OUTLOOK

         During the second quarter of 1999, the Company continued developing its growth strategy for its pipeline, storage, and propane assets. Work continues on the Company's evaporation plant located at the Saltville Storage Facility, which is critical in developing additional salt cavern storage. The Company estimates that the plant will be operational in September. The Company continues to expand its propane territory and expects to open a new retail facility sometime during the third quarter of 1999. The facility will be opened in an adjacent county to the Company's existing territory.

         The Company filed an application in February 1999 to extend its pipeline to Roanoke, Virginia, where it will service a contract with Roanoke Gas Company. Currently, the Virginia State Corporation Commission continues to review the application and at this time the Company cannot estimate when that process will be complete. Prior to constructing the Roanoke extension promulgated in the application, the Company must complete 37 miles of construction on its P-25 pipeline from Wytheville to Radford Virginia. The Company initially planned to construct that segment in 1999, however delays in obtaining an easement through the National Forest have forced the Company to delay construction. It appears likely that the easement will be granted in late summer 1999. Accordingly, the Company projects that construction would begin on the 37 mile segment in early 2000. This delay does not jeopardize any contract performance dates.

         FINANCIAL CONDITION

         Through cash generated from operations, the Company was able to finance capital expenditures in the second quarter without drawing on its line of credit from Wachovia Bank. Capital expenditures for the Company totaled $1.6 million for the three months ending June 30, 1999 and the Company now estimates that its remaining capital budget for 1999 is approximately $7 million. The Company expects to fund these expenditures through debt financing. To that end, the Company engaged Wachovia Capital Markets in April 1999 to explore additional financing opportunities. That engagement is still ongoing.

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

- Virginia Gas Company derived 67% of its 1998 revenues from 4 customers. Accordingly, the future of the Company is inexorably linked to these significant customers. If any of these customers experience liquidity problems or undergo consolidations, it could negatively impact the Company.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 2000 and may not be applied retroactively. Management has not yet quantified the impacts of adoption.

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

         The Company has been addressing the Y2K problem since 1997 and has adopted a 4 phased approach to remediating the problem as it relates to the Company. Phase I is SYSTEM IDENTIFICATION AND CLASSIFICATION. During this phase, the Company will methodically identify all systems within the operations area and classify those systems as potentially vulnerable or not vulnerable. Phase I is complete. Phase II is SYSTEM COMPLIANCE. During Phase II, the Company will perform field investigations to collect component level data for each system identified as potentially vulnerable. That data will be added to a database, which will be crosschecked with manufacturer compliance data and vendor contracts. If compliant, a written statement from the manufacturer will be obtained that provides the language necessary to confirm that the Y2K issue has been properly addressed. Phase II is complete. Phase III is entitled REMEDIATION. During the remediation phase steps will be taken to ensure that non-compliant systems have been properly readied for the year 2000 and thoroughly tested. The Company expects this phase to be completed prior to September 1, 1999. Phase IV is PUBLICATION. This phase will involve communication of the Company's readiness to our business partners and is expected to be complete by September 30, 1999.

         The Company has completed Phase I and Phase II of the plan to date. Two systems have been determined to be vulnerable to the Y2K problem. The Company has received free vendor upgrades that will render the systems Y2K compliant. Accordingly at this stage in our efforts, the Company does not believe that the Y2K problem or its remediation will have a material impact on the Company.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             None.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS



27     Financial Data Schedule for the Six Months Ended June 30, 1999

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




VIRGINIA GAS COMPANY
(Registrant)



By  /s/  William L. Clear
  ----------------------------------------
 William L. Clear, Vice President and Chief Financial Officer