Form 10QSB
period 1999-09-30
VIRGINIA GAS CO
filed 1999-11-15
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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

[ x ]  Yes        [   ]  No

                              VIRGINIA GAS COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

 ITEM NUMBER                                                                                         PAGE NUMBER
                                          PART I - FINANCIAL INFORMATION

      1         Financial Statements:

                Virginia Gas Company and Subsidiaries
                   Consolidated Balance Sheets at September 30, 1999 (Unaudited) and December 31,
                     1998                                                                                 3
                   Consolidated Statements of Operations (Unaudited) for the Three and Nine
                     Months Ended September 30, 1999 and 1998                                             4
                   Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
                     September 30, 1999 and 1998                                                          5
                  Notes to Consolidated Financial Statements                                              6

                Virginia Gas Storage Company
                  Balance Sheets at September 30, 1999 (Unaudited) and December 31, 1998                  9
                  Statements of Operations (Unaudited) for the Three and Nine Months Ended
                     September 30, 1999 and 1998                                                         10
                  Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30,
                     1999 and 1998                                                                       11
                  Notes to Financial Statements                                                          12

                Virginia Gas Distribution Company
                  Balance Sheets at September 30, 1999 (Unaudited) and December 31, 1998                 13
                  Statements of Operations (Unaudited) for the Three and Nine Months Ended
                     September 30, 1999 and 1998                                                         14
                  Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30,
                     1999 and 1998                                                                       15
                  Notes to Financial Statements                                                          16

      2         Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                             17

                                            PART II - OTHER INFORMATION

      4         Submission of Matters to a Vote of Security Holders                                      21

      6         Exhibits and Reports on Form 8-K                                                         21

                Signature                                                                                22


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                             1999             1998
                                                                                          -----------      ------------
                                                                                          (unaudited)

CURRENT ASSETS:

    Cash and cash equivalents                                                           $     297,297     $   1,763,753
    Accounts receivable                                                                       863,421         3,469,757
    Notes receivable                                                                           39,100            38,800
    Other current assets                                                                      675,800           498,707
                                                                                          -----------      ------------
                  Total current assets                                                      1,875,618         5,771,017

PROPERTY AND EQUIPMENT, net                                                                41,597,109        37,139,538

INVESTMENT IN AFFILIATED COMPANIES                                                          4,329,256         3,930,554

NOTES RECEIVABLE - AFFILIATED COMPANIES                                                    13,000,912        13,000,912

OTHER ASSETS                                                                                  701,638           619,533
                                                                                          -----------      ------------
                  Total assets                                                           $ 61,504,533      $ 60,461,554
                                                                                          -----------      ------------
                                                                                          -----------      ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt                                                   $   3,009,697     $   2,546,734
    Accounts payable                                                                          456,396           542,626
    Funds held for future distribution                                                        123,897           266,806
    Other current liabilities                                                                 277,414           261,624
                                                                                          -----------      ------------
                  Total current liabilities                                                 3,867,404         3,617,790

LONG-TERM DEBT                                                                             24,254,444        24,254,444

DEFERRED INCOME TAXES                                                                         645,674           645,674
                                                                                          -----------      ------------
                  Total liabilities                                                        28,767,522        28,517,908
                                                                                          -----------      ------------

STOCKHOLDERS' EQUITY:
    Common stock - par value $.001, 100,000,000 (unaudited) authorized and 5,504,906 shares issued and outstanding as of September
       30, 1999 and December 31, 1998, respectively                                             5,505             5,505
    Additional paid-in capital                                                             31,375,267        31,375,267
    Retained earnings                                                                       1,356,239           562,874
                                                                                          -----------      ------------
                  Total stockholders' equity                                               32,737,011        31,943,646
                                                                                          -----------      ------------
                  Total liabilities and stockholders' equity                             $ 61,504,533      $ 60,461,554
                                                                                          -----------      ------------
                                                                                          -----------      ------------

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                      1999           1998             1999           1998
                                                                    --------      ---------         --------      --------
                                                                                 (restated -                     (restated -
                                                                                 see note 1)                     see note 1)

REVENUE:

    Operating revenue                                             $  2,287,702   $  1,863,533   $  6,845,890    $  5,643,722
     Interest and other income                                         333,565        387,294      1,032,339       1,272,861
                                                                   ------------   ------------   ------------    ------------
                                                                     2,621,267      2,250,827      7,878,229       6,916,583
                                                                   ------------   ------------   ------------    ------------
EXPENSES:
    Cost of natural gas sold                                           777,364        609,876      1,877,670       2,157,592
    Purchased propane gas expense                                      144,529         68,606        497,033         383,450
    Operation and maintenance expense                                  293,917        259,418      1,026,610         824,242
    Depreciation, depletion, and amortization                          386,954        236,824      1,096,575         668,273
    General and administrative                                         546,690        361,486      1,417,651       1,051,777
                                                                   ------------   ------------   ------------    ------------
                                                                     2,149,454      1,536,210      5,915,539       5,085,334
                                                                   ------------   ------------   ------------    ------------


    Other expense - interest                                           372,105        353,670      1,149,952       1,098,050
                                                                   ------------   ------------   ------------    ------------
INCOME BEFORE EARNINGS OF AFFILIATED COMPANIES, INCOME TAXES,
    AND EXTRAORDINARY LOSS                                              99,708        360,947        812,738         733,199


Equity in earnings (losses) of affiliated companies                    (31,821)       (46,344)       398,702         (50,240)
                                                                   ------------   ------------   ------------    ------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                       67,887        314,603      1,211,440         682,959

Provision for income taxes                                               7,424        108,358        225,402         207,515
                                                                   ------------   ------------   ------------    ------------
NET INCOME BEFORE EXTRAORDINARY ITEM                                    60,463        206,245        986,038         475,444

Extraordinary loss on extinguishment of debt (net of tax)                --             --             --           (832,493)
                                                                   ------------   ------------   ------------    ------------
NET INCOME (LOSS)                                                 $     60,463   $    206,245   $    986,038    $   (357,049)
                                                                   ------------   ------------   ------------    ------------
                                                                   ------------   ------------   ------------    ------------
EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED:

     INCOME BEFORE EXTRAORDINARY ITEM                             $       0.01   $       0.04   $       0.18    $       0.09

EXTRAORDINARY LOSS ON EXTINQUISHMENT OF DEBT (NET OF TAX)                --             --             --              (0.15)
                                                                   ------------   ------------   ------------    ------------
NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED             $       0.01   $        0.04  $       0.18    $      (0.06)
                                                                   ------------   ------------   ------------    ------------
                                                                   ------------   ------------   ------------    ------------

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                           5,504,906      5,504,906      5,504,906       5,504,906
                                                                   ------------   ------------   ------------    ------------
                                                                   ------------   ------------   ------------    ------------

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   FOR THE NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                                     1999            1998
                                                                             ------------      ------------
                                                                                                    (restated -
                                                                                                     see note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                $    986,038      $   (357,049)
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation, depletion, and amortization                                 1,096,575           668,273
      Extraordinary loss on extinguishment of debt                                   --           1,013,394
      Undistributed (earnings) losses of affiliated companies                    (398,702)           50,240
      Deferred income taxes                                                          --             127,000
      Decrease (increase) in accounts receivable                                2,606,336        (1,590,195)
      Increase in other current assets                                           (170,381)         (348,478)
      Decrease (increase) in other assets                                         (82,005)          (54,666)
      Increase (decrease) in accounts payable                                     (86,230)          661,231
      Decrease in other current liabilities                                      (127,119)         (263,409)
                                                                             ------------      ------------
           Net cash provided by (used in) operating activities                  3,824,512           (93,659)
                                                                             ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (5,554,147)      (13,887,510)
   Issuance of note receivable                                                     (7,612)          (18,850)
   Payments received on notes receivable                                              500           102,000
                                                                             ------------      ------------
        Net cash used in investing activities                                  (5,561,259)      (13,804,360)
                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                                         --         (19,634,170)
   Proceeds from new loans                                                        462,963        24,000,000
   Payment of debt issuance costs                                                    --            (646,626)
   Repurchase of stock warrants                                                      --              (5,015)
   Establishment of financing reserve fund                                           --             688,792
   Dividends paid                                                                (192,672)         (289,008)
                                                                             ------------      ------------
           Net cash provided by financing activities                              270,291         4,113,973
                                                                             ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,466,456)       (9,784,046)

CASH AND CASH EQUIVALENTS, beginning of period                                  1,763,753        11,750,899
                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                     $    297,297      $  1,966,853
                                                                             ------------      ------------
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                             $  1,629,987      $  1,240,891
                                                                             ------------      ------------
                                                                             ------------      ------------
   Income taxes paid                                                         $    200,000      $      7,075
                                                                             ------------      ------------
                                                                             ------------      ------------


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. GENERAL:

         The accompanying unaudited consolidated financial statements as of September 30, 1999, and for the three and nine-month periods ended September 30, 1999 and 1998, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Company (the Company or VGC). Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999 and subsequent 10-QSB's.

         The unaudited consolidated financial statements for 1999 and the consolidated financial statements for 1998 include the accounts of four wholly owned subsidiaries. The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

         In March 1998, the Company completed a refinancing transaction whereby the Company issued $24 million in senior notes to John Hancock Mutual Life Insurance Company and related entities. With the proceeds, the Company retired or defeased $19.6 million of industrial revenue bonds. The remaining proceeds were used to develop the Company's pipeline and storage projects. As a result of this refinancing, the Company incurred a one time after-tax charge of approximately $832,000. The Company and its affiliates had originally capitalized as a regulatory asset a portion of this loss. Later in 1998, in connection with the completion of administrative proceedings with the Virginia State Corporation Commission, the Company determined that neither it nor its affiliates qualify as regulated entities as defined by FASB Statement No. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION." Accordingly, the Company restated 1998 earnings to reflect the entire $832,000 extraordinary loss and adjusted for amortization expense that was previously recorded throughout 1998. The loss related to the accelerated amortization of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

     2. SEGMENT INFORMATION:

         The Company classifies its business into five fundamental areas: natural gas storage, production, transportation, propane distribution, and parent company activities. Storage activities include revenues derived from and expenses incurred in the operation of the Saltville Storage Facility. The production segment includes gas sales from Company operated wells through its Virginia Gas Marketing Company and the related expenses. Transportation activities include revenue derived from the Company's P-25 pipeline system and the expenses incurred to operate that system. The propane distribution segment includes all revenues obtained through the retail distribution of propane and the related expenses. The parent company activities relate solely to activities of Virginia Gas Company as a holding company. Information as to the operations of the Company in different business segments is set forth below based on the nature of the products and services offered.



                                      THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                           1999                1998             1999               1998
                                           ----                ----             ----               ----
STORAGE:

     Total assets                     $ 21,551,556      $ 19,283,974      $ 21,551,556      $ 19,283,974
     Capital expenditures             $  1,209,488      $    977,664      $  4,017,379      $  3,350,592

     Operating revenues               $    731,324      $    806,205      $  2,184,712      $  2,100,966
     Interest income                          --                --                --             324,754
     Other income                             --                --               2,729               425
     Operation and maintenance            (119,928)         (123,094)         (456,756)         (450,689)
     Depreciation, depletion, and
        amortization                      (150,765)          (97,571)         (410,008)         (306,114)
                                      -------------     -------------     -------------     -------------
STORAGE OPERATING INCOME              $    460,631      $    585,540      $  1,320,677      $  1,669,342
                                      -------------     -------------     -------------     -------------
                                      -------------     -------------     -------------     -------------

PRODUCTION:

     Total assets                     $  3,963,851      $  5,526,162      $  3,963,851      $  5,526,162
     Capital expenditures             $      5,034      $     12,560      $     34,443      $     61,227

     Operating revenues               $  1,015,302      $    810,675      $  2,658,411      $  2,801,390
     Interest income                        10,737            10,210            32,854            31,986
     Other income                            1,604             1,699             7,440             5,367
     Cost of natural gas sold             (777,364)         (609,876)       (1,877,670)       (2,157,592)
     Operations and maintenance            (37,268)          (43,660)         (115,655)         (145,464)
     Depreciation, depletion, and
        amortization                       (45,247)          (60,108)         (135,561)         (183,303)
                                      -------------     -------------     -------------     -------------
PRODUCTION OPERATING INCOME           $    167,764      $    108,940      $    569,819      $    352,384
                                      -------------     -------------     -------------     -------------
                                      -------------     -------------     -------------     -------------

TRANSPORTATION:

     Total assets                     $ 13,951,376      $ 12,413,714      $ 13,951,376      $ 12,413,714
     Capital expenditures             $     91,955      $  3,163,371      $    533,000      $  9,629,235

     Operating revenues               $    288,034      $    197,015      $    862,826      $    197,015
     Other income                             --                --               1,099              --
     Operation and maintenance             (47,242)          (35,050)         (180,197)          (35,050)
     Depreciation, depletion, and
        amortization                       (59,390)          (23,847)         (210,870)          (23,847)
                                      -------------     -------------     -------------     -------------
TRANSPORTATION OPERATING INCOME       $    181,402      $    138,118       $   472,858      $    138,118
                                      -------------     -------------     -------------     -------------
                                      -------------     -------------     -------------     -------------



PROPANE DISTRIBUTION:

     Total assets                                   $  4,198,326      $  3,085,520      $  4,198,326      $  3,085,520
     Capital expenditures                           $    347,747      $    239,417      $    837,913      $    780,947

     Operating revenue                              $    283,018      $    175,315      $  1,209,390      $    862,008
     Interest income                                        --                 910              --               8,124
     Other income                                         53,848            51,027           162,945            84,349
     Propane gas expense                                (144,529)          (68,606)         (497,033)         (383,450)
     Operation and maintenance                           (89,479)          (57,614)         (274,002)         (193,039)
     Depreciation, depletion, and
         amortization                                    (60,881)          (38,347)         (169,505)         (106,628)
                                                     ------------      ------------      ------------      ------------
   PROPANE DISTRIBUTION OPERATING INCOME             $    41,977       $    62,685       $   431,795      $    271,364
                                                     ------------      ------------      ------------      ------------
                                                     ------------      ------------      ------------      ------------

PARENT COMPANY:

     Investments in subsidiaries and affiliates     $ 29,079,256      $ 29,142,258      $ 29,079,256      $ 29,142,258
     Notes receivable from subsidiaries and
        affiliates                                  $ 23,027,703      $ 21,392,674      $ 23,027,703      $ 21,392,674
     Total assets                                   $ 55,361,213      $ 54,782,855      $ 55,361,213      $ 54,782,855
     Capital expenditures                           $     62,621      $   (344,553)     $    131,412      $     65,509

     Operating revenue                              $    150,623      $        202      $    561,530      $        202
     Interest income                                     569,137           511,944         1,515,480         1,613,014
     Other income                                           --                --                 256             2,420
     Depreciation, depletion, and
        amortization                                     (70,671)          (16,951)         (170,631)          (48,381)
                                                     ------------      ------------      ------------      ------------
PARENT COMPANY OPERATING INCOME                     $    649,089      $    495,195      $  1,906,635      $  1,567,255
                                                     ------------      ------------      ------------      ------------
                                                     ------------      ------------      ------------      ------------


ELIMINATION OF INTERSEGMENT ACTIVITY:

    Total assets                                    $(37,521,789)     $(34,277,769)     $(37,521,789)     $(34,277,769)
    Operating revenues                              $   (180,599)     $   (125,879)     $   (630,979)     $   (317,859)
    Interest and other income                       $   (301,761)     $   (188,496)     $   (690,464)     $   (797,578)



VIRGINIA GAS COMPANY CONSOLIDATED:

     Total assets                                   $ 61,504,533      $ 60,814,456      $ 61,504,533      $ 60,814,456
     Capital expenditures                           $  1,716,845      $  4,048,459      $  5,554,147      $ 13,887,510

     Operating revenues                             $  2,287,702      $  1,863,533      $  6,845,890      $  5,643,722
     Interest income                                     278,113           334,568           857,870         1,180,300
     Other income                                         55,452            52,726           174,469            92,561
     Cost of gas sold                                   (777,364)         (609,876)       (1,877,670)       (2,157,592)
     Propane gas expense                                (144,529)          (68,606)         (497,033)         (383,450)
     Operations and maintenance                         (293,917)         (259,418)       (1,026,610)         (824,242)
     Depreciation, depletion, and
        amortization                                    (386,954)         (236,824)       (1,096,575)         (668,273)
                                                     ------------      ------------      ------------      ------------
VIRGINIA GAS COMPANY CONSOLIDATED
OPERATING INCOME                                    $  1,018,503      $  1,076,103      $  3,380,341      $  2,883,026
                                                     ------------      ------------      ------------      ------------
                                                     ------------      ------------      ------------      ------------

                          VIRGINIA GAS STORAGE COMPANY

                                 BALANCE SHEETS


                                     ASSETS

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             1999             1998
                                                                         -------------     -------------
                                                                          (unaudited)

CURRENT ASSETS:

    Cash                                                                   $   206,265     $    36,800
    Accounts receivable                                                        396,106         740,748
    Other current assets                                                        48,242          33,932
                                                                           -----------     -----------
                  Total current assets                                         650,613         811,480

PROPERTY AND EQUIPMENT, net                                                 13,790,333      15,420,259

OTHER ASSETS                                                                   155,967         132,001
                                                                           -----------     -----------
                  Total assets                                             $14,596,913     $16,363,740
                                                                           -----------     -----------
                                                                           -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt                                       $     --       $     5,943
    Accounts payable                                                              --         1,123,993
    Other current liabilities                                                  285,846          57,580
                                                                           -----------     -----------
                  Total current liabilities                                    285,846       1,187,516

LONG-TERM DEBT                                                               5,255,547       7,255,547

DEFERRED INCOME TAXES                                                          626,136         626,136
                                                                           -----------     -----------
                  Total liabilities                                          6,167,529       9,069,199
                                                                           -----------     -----------

STOCKHOLDERS' EQUITY:
    Common stock - no par value, 50,000 shares authorized and
       38,200 shares issued and outstanding                                  5,640,000       5,640,000
    Retained earnings                                                        2,789,384       1,654,541
                                                                           -----------     -----------
                  Total stockholders' equity                                 8,429,384       7,294,541
                                                                           -----------     -----------
                  Total liabilities and stockholders' equity               $14,596,913     $16,363,740
                                                                           -----------     -----------
                                                                           -----------     -----------


                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                     1999           1998         1999           1998
                                                                -----------   -----------     -----------    -----------
                                                                                 (restated -                 (restated -
                                                                                 see note 1)                  see note 1)
REVENUE:

    Operating revenue                                           $   550,066   $   582,457     $ 2,312,822    $ 2,553,313
    Interest and other income                                         5,010           768       1,230,420          9,087
                                                                -----------   -----------     -----------    -----------
                                                                    555,076       583,225       3,543,242      2,562,400
                                                                -----------   -----------     -----------    -----------
EXPENSES:
    Purchased gas expense                                              --            --           370,063        431,546
    Operation and maintenance expense                               144,897       145,172         524,231        603,341
    Depreciation, depletion, and amortization                        99,265       141,102         322,563        414,791
    General and administrative                                       99,639       134,900         249,761        296,984
                                                                -----------   -----------     -----------    -----------
                                                                    343,801       421,174       1,466,618      1,746,662
                                                                -----------   -----------     -----------    -----------

     Other expense - interest                                       111,728       151,846         357,165        457,830
                                                                -----------   -----------     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                    99,547        10,205       1,719,459        357,908

Provision (benefit) for income taxes                                 33,846         3,470         584,616        121,689
                                                                -----------   -----------     -----------    -----------

INCOME BEFORE EXTRAORDINARY LOSS                                     65,701         6,735       1,134,843        236,219

Extraordinary loss on extinguishment of debt (net of tax)              --            --              --         (478,685)
                                                                -----------   -----------     -----------    -----------

NET INCOME (LOSS)                                               $    65,701   $     6,735     $  1,134,843   $  (242,466)
                                                                -----------   -----------     -----------    -----------
                                                                -----------   -----------     -----------    -----------

                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             FOR THE NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
                                                                                             1999           1998
                                                                                        -------------   ------------
                                                                                                          (restated -
                                                                                                          see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                           $  1,134,843    $  (242,466)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation, depletion, and amortization                                              322,563        414,792
      Gain on sale of fixed assets                                                        (1,355,669)          --
      Extraordinary loss on extinguishment of debt                                              --          725,281
      Decrease in accounts receivable                                                        344,642      1,099,368
      Increase in other current assets                                                       (14,310)       (14,117)
      Increase in other assets                                                               (23,966)      (189,304)
      Decrease in accounts payable                                                          (152,680)    (1,569,221)
      Decrease in other current liabilities                                                 (743,047)       (42,748)
                                                                                        -------------   ------------
           Net cash provided by (used in) operating
              activities                                                                    (487,624)       181,585
                                                                                        -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                                 (36,968)      (874,079)
   Proceeds from sale of fixed assets                                                      2,700,000           --
                                                                                        -------------   ------------
           Net cash used in investing activities                                           2,663,032       (874,079)
                                                                                        -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                                              (2,005,943)       (50,000)
   Refund of reserve funds                                                                      --          617,982
   Payment of financing costs                                                                   --         (156,731)
                                                                                        -------------   ------------
           Net cash (used in) provided by financing
              activities                                                                  (2,005,943)       411,251
                                                                                        -------------   ------------

NET INCREASE (DECREASE) IN CASH                                                              169,465       (281,243)

CASH, beginning of period                                                                     36,800        375,958
                                                                                        -------------   ------------
CASH, end of period                                                                     $    206,265    $    94,715
                                                                                        -------------   ------------
                                                                                        -------------   ------------

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                        $    457,937   $    228,959
                                                                                        -------------   ------------
                                                                                        -------------   ------------
   Income taxes paid                                                                    $    370,000   $     48,750
                                                                                        -------------   ------------
                                                                                        -------------   ------------

                          VIRGINIA GAS STORAGE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


         The accompanying unaudited financial statements as of September 30, 1999, and for the three and nine-month periods ended September 30, 1999 and 1998, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Storage Company (VGSC). Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999 and subsequent 10QSB's.

         In February 1999, the Company sold its 60 percent interest in the Haysi Gathering System for $2,700,000. This resulted in a net before tax gain of $1,216,000 that is recorded as other income during the quarter ending March 31, 1999.

         In March 1998, VGC completed a refinancing transaction whereby VGC issued a $24 million note to John Hancock Mutual Life Insurance Company. With the proceeds, VGC retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to VGSC and other affiliated companies. As a result of this refinancing, VGSC incurred a one time after-tax charge of $479,000. VGSC had originally capitalized as a regulatory asset a portion of this loss. Later in 1998, in connection with the completion of administrative proceedings with the Virginia State Corporation Commission, VGSC determined that neither it nor its affiliates qualify as regulated entities as defined by FASB Statement No. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION." Accordingly, VGSC restated 1998 earnings to reflect the entire $479,000 extraordinary loss and adjusted for amortization expense that was previously recorded throughout 1998. The loss related to the accelerated amortization of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                                 BALANCE SHEETS


                                     ASSETS

                                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                                             1999             1998
                                                                                         -------------   --------------
                                                                                          (unaudited)

CURRENT ASSETS:
    Cash                                                                                 $    459,757    $       64,034
    Accounts receivable                                                                       113,828           204,495
    Other current assets                                                                      202,652           233,980
                                                                                         -------------   --------------
                  Total current assets                                                        776,237           502,509


PROPERTY AND EQUIPMENT, net                                                                 6,776,145         6,786,284

NOTES RECEIVABLE                                                                              915,807         2,915,807

DEFERRED TAX ASSET                                                                            489,855           489,855

OTHER ASSETS                                                                                   94,380            99,756
                                                                                         -------------   --------------
                  Total assets                                                           $  9,052,424    $   10,794,211
                                                                                         -------------   --------------
                                                                                         -------------   --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                    $     110,619      $  1,545,675
    Other current liabilities                                                                  51,506            20,826
                                                                                         -------------   --------------
                  Total current liabilities                                                   162,125         1,566,501

LONG-TERM DEBT                                                                              8,661,172         8,661,172
                                                                                         -------------   --------------
                  Total liabilities                                                         8,823,297        10,227,673
                                                                                         -------------   --------------
STOCKHOLDERS' EQUITY:
    Common stock - no par value, 100,000 shares authorized, 75,000
       shares issued and outstanding                                                        1,500,000         1,500,000
    Retained earnings                                                                      (1,270,873)         (933,462)
                                                                                         -------------   --------------
                  Total stockholders' equity                                                  229,127           566,538
                                                                                         -------------   --------------
                  Total liabilities and stockholders' equity                             $  9,052,424      $ 10,794,211
                                                                                         -------------   --------------
                                                                                         -------------   --------------

                        VIRGINIA GAS DISTRIBUTION COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                     1999           1998             1999            1998
                                                                -----------   ------------       -----------      ---------
                                                                                (restated -                     (restated -
                                                                                 see note 1)                    see note 1)
REVENUE:
    Operating revenue                                           $   213,728   $    165,118       $   818,681      $ 636,277
    Interest and other income                                        40,108         85,871           149,183        272,631
                                                                -----------   ------------       -----------      ---------
                                                                    253,836        250,989           967,864        908,908
                                                                -----------   ------------       -----------      ---------
EXPENSES:
    Purchased gas expense                                           130,512         91,555           517,094        414,695
    Operation and maintenance expense                                48,241         48,896           159,516        162,713
    Depreciation, depletion, and amortization                        56,543         42,280           168,759        139,056
    General and administrative                                       30,414         33,736            81,525        109,178
                                                                -----------   ------------       -----------      ---------
                                                                    265,710        216,467           926,894        825,642
                                                                -----------   ------------       -----------      ---------

    Other expense - interest                                        184,059        185,165           552,197        593,414
                                                                -----------   ------------       -----------      ---------

LOSS BEFORE INCOME TAX BENEFIT                                     (195,933)      (150,643)         (511,227)      (510,148)

Income tax benefit                                                  (66,617)       (51,219)         (173,816)      (173,450)
                                                                -----------   ------------       -----------      ---------
LOSS BEFORE EXTRAORDINARY LOSS                                     (129,316)       (99,424)         (337,411)      (336,698)

Extraordinary loss on extinguishment of debt (net of tax)              --             --                --         (463,877)
                                                                -----------   ------------       -----------      ---------
NET LOSS                                                        $  (129,316)  $    (99,424)      $  (337,411)   $  (800,575)
                                                                -----------   ------------       -----------      ---------
                                                                -----------   ------------       -----------      ---------

                        VIRGINIA GAS DISTRIBUTION COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                   1999           1998
                                                                              ----------      ------------
                                                                                               (restated -
                                                                                               see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                         $  (337,411)     $  (800,575)
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation, depletion, and amortization                                  168,759          139,056
      Extraordinary loss on extinguishment of debt                                  --            702,844
      Deferred income taxes                                                         --              1,521
      Decrease  in accounts receivable                                            90,667          133,305
      Decrease (increase) in other current assets                                208,711          (53,482)
      Decrease in other assets                                                     5,376              713
      Increase (decrease) in accounts payable                                 (1,435,056)         394,320
      Decrease in other current liabilities                                     (146,703)        (221,710)
                                                                              ----------      ------------
           Net cash provided by (used in) operating activities                (1,445,657)         295,992
                                                                              ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (158,620)        (472,927)
   Payments received on notes receivable                                       2,000,000         (176,839)
                                                                              ----------      ------------
           Net cash provided by (used in) investing activities                 1,841,380         (649,766)
                                                                              ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of financing costs                                                       --           (363,424)
   Refund of reserve funds                                                          --            765,194
                                                                              ----------      ------------
           Net cash provided by financing activities                                --            401,770
                                                                              ----------      ------------

NET INCREASE IN CASH                                                             395,723           47,996

CASH, beginning of period                                                         64,034           45,939
                                                                              ----------      ------------

CASH, end of period                                                          $   459,757      $    93,935
                                                                              ----------      ------------
                                                                              ----------      ------------

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                             $   552,197      $   428,044
                                                                              ----------      ------------
                                                                              ----------      ------------


                        VIRGINIA GAS DISTRIBUTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS


         The accompanying unaudited financial statements as of September 30, 1999, and for the three and nine-month periods ended September 30, 1999 and 1998, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Distribution Company (VGDC). Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999 and subsequent 10-QSB's.

         VGDC has filed an application with the Virginia State Corporation Commission (VSCC) requesting an increase in authorized rates. The rates will go into effect in late January 2000 under bond and subject to refund based on subsequent rulings of the VSCC. A hearing on the rate increase with the VSCC has been tentatively scheduled for early February 2000.

         In March 1998, VGC completed a refinancing transaction whereby VGC issued a $24 million note to John Hancock Mutual Life Insurance Company. With the proceeds, VGC retired or defeased $19.6 million of industrial revenue bonds, most of which had been previously allocated to VGDC and other affiliated companies. As a result of this refinancing, VGDC incurred a one time after-tax charge of $464,000. VGDC had originally capitalized as a regulatory asset a portion of this loss. Later in 1998, in connection with the completion of administrative proceedings with the Virginia State Corporation Commission, VGDC determined that neither it nor its affiliates qualify as regulated entities as defined by FASB Statement No. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION." Accordingly, VGDC restated 1998 earnings to reflect the entire $464,000 extraordinary loss and adjusted for amortization expense that was previously recorded throughout 1998. The loss related to the accelerated amortization of issue costs related to the industrial revenue bonds, and defeasement premiums, interest, and other fees related to the 1994 Russell County bond issue.

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

RESULTS OF OPERATIONS

         During the three months ending September 30, 1999, Virginia Gas Company recorded net income of $60,000 compared to restated net income of $206,000 for the same period in 1998. Basic and diluted net income per common share for the quarter was $0.01 compared to $0.04 for the third quarter of 1998. For the nine months ending September 30, 1999, the Company recorded net income of $986,000 compared to a restated loss of $357,000 for the same period in 1998. Basic and diluted net income per common share for the nine months ending September 30, 1999 is $0.18 compared to a loss of $0.06 for the same period in 1999.

         The Company recorded revenues of $2.62 million for the three-month period ending September 30, 1999 compared to $2.25 million in 1998 representing a 16% increase. The Company's revenue growth was primarily derived from the P-25 pipeline that began service late in 1998, increased gas sales, and growth in the Company's propane distribution operations. The Company recorded $285,000 in pipeline revenue during the third quarter of 1999 compared to $171,000 for the same period in 1998 from P-25. The additional revenue was derived from demand charges for the Company's connection at Wytheville, Virginia, which was not established until late 1998. Gas sales, including low margin sales from the Company's Saltville Storage Facility, were $856,000 for the third quarter of 1999, up from $663,000 for the same period in 1998. Total gas sold during the quarter was down to 326,000 dth from 346,000 dth in 1998. However, the price per dth has risen to $2.62 compared to $1.91 for the same period in 1998. Propane gas sales increased 65 percent to $273,000 in the third quarter of 1999 from $165,000 in 1998 as the Company's customer base increased to 3,800 from 2,500 and gallons sold increased to 306,000 from 197,000. The largest decline in revenues occurred in interest, which decreased to $278,000 from $335,000. This resulted from a reduction in cash available to be invested in short-term securities.

       ----------------------------------- ------------------------------- ----------------
                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30              PERCENTAGE
       REVENUE                                  1999             1998          CHANGE

       ----------------------------------- ---------------- -------------- ----------------
       Natural Gas Sales                   $     856,000    $    663,000          29%
       ----------------------------------- ---------------- -------------- ----------------
       Storage Revenues                          724,000         700,000           3
       ----------------------------------- ---------------- -------------- ----------------
       Pipeline Revenues                         285,000         171,000          67
       ----------------------------------- ---------------- -------------- ----------------
       Propane Gas Sales                         273,000         165,000          65
       ----------------------------------- ---------------- -------------- ----------------
       Explor. & Prod. Revenues                   86,000          86,000          -
       ----------------------------------- ---------------- -------------- ----------------
       Management Revenues                        64,000          79,000         (19)
       ----------------------------------- ---------------- -------------- ----------------
       Interest and Other Income                 334,000         387,000         (14)
       ----------------------------------- ---------------- -------------- ----------------
          Total  Revenue                   $   2,622,000    $  2,251,000          16%
       ----------------------------------- ---------------- -------------- ----------------

          General and administrative expense increased during the third quarter of 1999 to $547,000 from $362,000. This increase resulted from several factors, the largest of which being professional services. Professional services increased by $150,000 due to legal services resulting from the Company's reincorporation study and investment banking fees from the Company's strategic evaluation. The Company has been reviewing an incorporation move from Delaware to Virginia and has devoted legal resources toward that end. Additionally, the Company has retained an investment banking firm to evaluate its strategic alternatives.

         During the third quarter of 1999, taxes other than income taxes increased 296 percent to $119,000 from $30,000 in 1998. For the year to date, taxes other than income taxes increased 156 percent to $280,000 from $109,000 in 1998. The majority of this for the quarter is from a $59,000 increase in Delaware State franchise taxes, which resulted from the increase in authorized equity approved in 1998. Also, the Company paid more gross receipts tax due to its increased pipeline revenue.

         Virginia Gas Storage Company (VGSC) recorded net income for the third quarter of 1999 of $66,000 compared to $7,000 during 1998. VGSC's total revenues were down in 1999 compared to 1998. This is a result of decreases in storage volume under contract. However, the earnings improvement was derived from lower operating costs and interest. Total operating expenses declined to $207,000 from $286,000. There were no production expenses for the third quarter of 1999 compared to $38,000 in 1998, as a result of the sale of the Haysi Gathering System in February 1999. Also as a result of this sale, depreciation has decreased dramatically to $99,000 from $141,000 in 1998. Interest expense declined in the third quarter of 1999 to $112,000 from $154,000, which is the result of the $2.0 million reduction in long-term debt.

         Virginia Gas Distribution Company (VGDC) recorded a net loss of $129,000 compared to a restated net loss of $99,000 in 1998. Gas sales increased 29 percent to $214,000 from $165,000. VGDC's interest income declined to $25,000 from $62,000 due to the retirement of the $2.0 million note between VGSC and VGDC. Operating expenses increased to $215,000 for the third quarter of 1999 from $159,000 mostly due to higher depreciation and higher purchased gas expense that resulted from higher volume.

         OUTLOOK

         During the third quarter of 1999, the Company continued developing its growth strategy for its pipeline, storage, and propane assets. Work continues on the Company's evaporation plant located at the Saltville Storage Facility, which is critical in developing additional salt cavern storage. The Company began start-up operations at the facility in mid-summer and has been running it continuously since mid-October. In addition to its work with the evaporator, the Company opened a new propane retail facility in September to serve customers in an adjacent county to the Company's existing territory. The Company also has an application filed with the Virginia State Corporation Commission (VSCC) to extend its pipeline to Roanoke, Virginia, where it will service a contract with Roanoke Gas Company. Currently, the VSCC continues to review the application. Prior to constructing the Roanoke extension described in the application, the Company must complete 36 miles of construction on its P-25 pipeline from Wytheville to Radford, Virginia. The Company has obtained the majority of the right-of-way for this segment, including an easement through the National Forest, which had been previously delayed. The Company plans to begin construction in the spring of 2000.

         FINANCIAL CONDITION

         Capital expenditures for the Company totaled $1.7 million for the three months ending September 30, 1999. The Company drew an additional $1.0 million on its line of credit with Wachovia Bank during the third quarter to finance these capital expenditures. The remaining $.7 million was financed from operating cash flow. The Company now estimates that its remaining capital budget for 1999 is approximately $3.0 million. The Company expects to fund these expenditures as well as the Company's construction expenditures for 2000 through debt financing. To that end, the Company engaged Wachovia Capital Markets in April 1999 to explore additional financing opportunities. That engagement is still ongoing.

         FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this section of the report, including those under "Outlook" and "Financial Condition" are forward-looking. While Virginia Gas Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. In particular:

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

- Virginia Gas Company derived 67% of its 1998 revenues from four customers. Accordingly, the future of the Company is inexorably linked to these significant customers. If any of these customers experience liquidity problems or undergo consolidations, it could negatively impact the Company.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement No. 133 is effective for fiscal years beginning after June 15, 2000 and may not be applied retroactively. Management has not yet quantified the impacts of adoption.

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

         The Company has been addressing the Y2K problem since 1997 and has adopted a four phased approach to remediating the problem as it relates to the Company. Phase I is SYSTEM IDENTIFICATION AND CLASSIFICATION. During this phase, the Company methodically identified all systems within the operations area and classified those systems as potentially vulnerable or not vulnerable. Phase I is complete. Phase II is SYSTEM COMPLIANCE. During Phase II, the Company performed field investigations to collect component level data for each system identified as potentially vulnerable. That data was added to a database, which was crosschecked with manufacturer compliance data and vendor contracts. If compliant, a written statement from the manufacturer was obtained that provided the language necessary to confirm that the Y2K issue had been properly addressed. Phase II is complete. Phase III is entitled REMEDIATION. During the remediation phase steps were taken to ensure that non-compliant systems had been properly readied for the year 2000 and thoroughly tested. Phase III is complete. Phase IV is PUBLICATION. This phase involved communication of the Company's readiness to our business partners in addition to evaluation of the readiness of those same business partners. Phase IV is complete.

         As a part of our Y2K evaluation, the Company determined our most reasonably likely worst case scenario or scenarios. With regards to our storage and our natural gas production operations, our worst case scenario is that there would be a temporary interruption in our ability to deliver gas to our customers through a 3rd party pipeline system. In Phase IV of the remediation plan, the Company received a readiness statement, and evaluated the readiness of this 3rd party pipeline and is not aware of any problems. Beyond establishing communications with our customers and the pipeline company, there is not a contingency plan for this eventuality. However, the Company does not believe that this scenario would have material financial impact on the Company.

         An additional most likely worst case scenario would be that the Company's main propane supplier would be unable to deliver propane. As a contingency, the Company has established multiple vendor relationships. Additionally, the Company has increased its bulk storage capacity to 186,000 gallons from 96,000 gallons in the previous year. This will allow the Company to deliver propane for 10 days without any supplier deliveries. The Company does not believe that this eventuality will have a material financial impact on the Company.

         Based on the remediation effort and evaluation of the most reasonably likely worst case scenarios, the Company has not experienced a material impact from the Y2K problem, nor does it believe that the problem will have a material future impact on the Company.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    The Annual Meeting of Shareholders was held July 21, 1999. The meeting involved the election a director, approval of the 1998 Stock Option Plan, and the appointment of auditors of the Company for the 1999 fiscal year. An aggregate of 4,744,571 voting shares of the Company was represented in person or by proxy at the Meeting.

           Proposal 1.   The shareholders approved the nomination of Michael L.
                         Edwards to serve the Company as a director for a three-year term. Directors of the Company who are continuing their term are Glenn B. Rogers, Karen K.
                         Edwards, Everette G. Allen, Jr. and G. Lee Crenshaw,
                         II.

           Proposal 2.   The shareholders approved the Company's 1998 Stock
                         Option Plan.

           Proposal 3.   The shareholders ratified the appointment of Arthur
                         Andersen LLP, independent public accountants, as auditors of the Company for the 1999 fiscal year.

           The results of the voting for each proposal were as follows:

                                              FOR       AGAINST       ABSTAIN
                                              ---       -------       -------
           Proposal 1.       Edwards       4,658,992        --         85,579

           Proposal 2.                     2,296,313      289,701     847,308

           Proposal 3.                     3,918,013       20,300     806,258





ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 27 - Financial Data Schedule for the Nine Months Ended September 30, 1999

           (b) The Company has not filed a Current Report on Form 8-K during the quarter ended September 30,1999

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




VIRGINIA GAS COMPANY
(Registrant)



By  /s/  William L. Clear
   -------------------------------
     William L. Clear, Vice-President and Chief Financial Officer