Form 10KSB
period 1999-12-31
VIRGINIA GAS CO
filed 2000-04-13
CIK 903689

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO ________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Revenues for the fiscal year ended December 31, 1999 were $ 11,030,088.

The aggregate market value of the voting Common Stock, par value $.001 per share, held by nonaffiliates of the Registrant as of March 15, 2000 was approximately $15,011,000 .

As of March 15, 2000, the Registrant had outstanding 5,504,906 shares of Common Stock, par value $.001.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


      ITEM                                                                                   PAGE
      NUMBER                           CAPTION                                              NUMBER

                  PART I
       1          Business                                                                       3
       2          Properties                                                                    10
       3          Legal Proceedings                                                             10
       4          Submission of Matters to a Vote of Security Holders                           10
                  PART II
       5          Market for Common Equity and Related Stockholder Matters                      10
       6          Management's Discussion and Analysis                                          11
       7          Financial Statements                                                          17
       8          Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                          34
                  PART III
       9          Directors and Executive Officers of the Company                               34
       10         Executive Compensation                                                        34
       11         Security Ownership of Certain Beneficial Owners and Management                34
       12         Certain Relationships and Related Transactions                                34
       13         Exhibits and Reports on Form 8-K                                              34
                  Signatures                                                                    39


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

         The Company's business has developed in response to the growing need for natural gas storage, pipelines and distribution in its market area, resulting principally from economic growth and the impact of deregulation. Deregulation has given natural gas customers more flexibility in negotiating their natural gas purchases and transportation contracts. The Company's pipeline connections to the East Tennessee Natural Gas ("ETNG"), CNG Transmission Company ("CNG") and Columbia Gas Transmission Company ("TCO") interstate pipeline systems, and to the Company's adjacent storage facilities, are being combined to create a hub which provides opportunities for more efficient gas distribution, including to local, growing markets. At present, the Company's business primarily consists of: (i) producing, gathering and marketing natural gas from wells in which the Company has an ownership interest to municipal distributors, local distribution companies and major oil and gas companies; (ii) storing natural gas for municipal distributors and local distribution companies which have supplied their own gas, or purchased it from third parties or the Company;
(iii) distributing propane and natural gas purchased from third parties or the Company to local industrial, commercial and residential customers; and (iv) transporting gas through its pipeline to a local distribution company.

         The Company's principal sources of revenue have varied depending on its level of activity in any given segment of natural gas operations. From 1987 to 1992, substantially all of the Company's income was derived from exploration, development and production of natural gas and from fees derived from managing wells. From 1993 to 1996, the Company's income reflected the growth of its storage operations. In 1996 and 1997, the Company initiated its propane distribution and gas marketing operations, respectively. The Company's propane distribution operations have grown steadily since then. In 1998, the Company completed construction of 35 miles of pipeline and began serving a local distribution company with transmission services at two delivery points.

         Management believes that current upward trends in the economy, a favorable regulatory environment, the deregulation of the industry which has resulted in end-users' ability to purchase gas on a competitive basis from a greater variety of sources, and the increasing availability of natural gas as a form of energy for residential, commercial and industrial markets present an opportunity for the Company to expand into new markets and to better develop its current markets.

SUBSIDIARIES AND AFFILIATES

     The Company has four consolidated wholly owned subsidiaries: Virginia Gas Exploration Company (the "Exploration Company"), Virginia Gas Pipeline Company (the "Pipeline Company"), Virginia Gas Propane Company (the "Propane Company") and Virginia Gas Marketing Company (the "Marketing Company"). Affiliates of the Company, Virginia Gas

Distribution Company (the "Distribution Company") and Virginia Gas Storage Company (the "Storage Company"), are each owned 50% by the Company and 50% by one individual investor, who has no material affiliation with either the Company, or any executive officer, director or controlling shareholder of the Company.

         The Pipeline Company, the Distribution Company and the Storage Company are the holders of Certificates of Public Convenience and Necessity ("CPCN") issued by the Virginia State Corporation Commission ("VSCC") that are required for such companies to conduct their business. The storage operations of the Pipeline Company's and the Storage Company's operations are regulated by both the VSCC and the Federal Energy Regulatory Commission ("FERC"). In connection with the financing of the Distribution Company's distribution business, and the Storage Company and Pipeline Company's storage and related pipeline businesses, the Company participated in four tax-exempt bond issues in 1994, 1995 and 1997 that provided financing for these various projects. Funds from such financings were allocated, as needed, to the various subsidiaries and affiliates and each such entity provided the Company with interest-bearing promissory notes evidencing its obligation to repay the funds advanced by the Company. During 1998, the company refinanced the tax-exempt bonds through a private debt placement and the aforementioned promissory notes were replaced by ones reflecting the lower interest rates.

STORAGE OPERATIONS

         The Company has the only two underground natural gas storage facilities in the Commonwealth of Virginia. One of these facilities is located in Smyth and Washington counties (the "Saltville Facility"), while the other facility is located in Scott and Washington counties (the "Early Grove Field"). The Pipeline Company owns and operates the Saltville Facility while the Storage Company owns and operates the Early Grove Field.

         The Pipeline Company developed the Saltville Facility for use as a high rate, peak usage storage facility. The Saltville Facility uses caverns created in underground salt beds to store natural gas. The Company's engineering staff believes the ultimate working gas capacity of the Saltville Facility could be up to 10 Bcf. In June 1996 the Pipeline Company filed an application with the VSCC for a CPCN for the operation of the Saltville Facility. In July 1996 the VSCC issued an order authorizing the Pipeline Company to begin service on an interim basis using the rates set forth in the application. The CPCN was issued to the Pipeline Company in December 1997. In November 1996, the Pipeline Company received a limited jurisdiction certificate from the FERC authorizing the Pipeline Company to engage in the sale, transportation (including storage), or assignment of natural gas that is subject to FERC's jurisdiction under the Natural Gas Act, and to charge rates for its interstate service equal to the intrastate rates approved by the VSCC. The Saltville Facility provides 10-day, 60-day and 90-day service and 20-day refill capacity. In August 1996 the Pipeline Company injected the first working gas into the field. Peak daily withdrawal rates of 49,000 MMBtu were achieved during 1999. In 1999, the Company completed construction of an evaporation facility adjacent to its Saltville Storage Facility. The facility will be used by the Company to create additional storage space by eliminating brine from the salt caverns.

         The Early Grove Field is an underground natural gas storage facility owned and operated by the Storage Company. The Storage Company has received a CPCN from the VSCC, authorizing it to engage in the sale, transportation (including storage), or assignment of natural gas and to charge rates approved by the VSCC. The Early Grove Field includes 29 storage wells and a certificated area of 2,900 acres. Contracted storage volume for 60-day, 90-day and 150-day service has increased from 520,000 MMBtu for the 1994/1995 heating season to 1,835,000

MMBtu for the 1999/2000 heating season. The deliverability of the Early Grove Field has been increased by reworking existing wells, drilling new wells, injecting additional base gas, installing larger diameter pipe, new compression equipment, and increasing the maximum operating pressure of the field to 2,000 PSI from 1,400 PSI. Peak field deliverability has been increased from 1,000 MMBtu to over 20,000 MMBtu per day from 1992 to 1999.

PIPELINE OPERATIONS

         In 1998, the Company completed construction and began servicing 35 miles of intrastate pipeline under authority granted in an application for a CPCN with the VSCC filed in January 1997. The Company received the CPCN in December 1997. The Company has purchased rights-of-way and obtained all necessary permits for the construction of the remaining 37 miles of pipeline that will make up the Company's P-25 pipeline. The pipeline will connect the Company's Saltville Facility and transport natural gas to growing markets in Smyth, Wythe and Pulaski Counties in southwestern Virginia. These areas currently are served only by ETNG's #3300 interstate pipeline, which currently has insufficient capacity to meet the area's needs.

         The P-25 pipeline has been and will be constructed and maintained consistent with applicable federal, state and local laws and regulations and accepted industry practice. The first phase of construction, completed in October 1998, consisted of twinning the ETNG line to the town of Wytheville and opening service to that town and Marion. The remaining phases will extend the P-25 pipeline from Wytheville to Radford, Virginia. The Company has entered into a 15-year contract with United Cities Gas Company ("UCG"), the local distribution company which serves Smyth, Wythe and Pulaski Counties, to provide pipeline capacity to supply 20,000 MMBtu per day. Completion of the P-25 pipeline is expected by late 2000. In early 1999, the Company filed an application with the VSCC to extend its P-25 pipeline to Roanoke, VA, where it will service a new contract with Roanoke Gas Company. The Company will provide 17,500 MMBtu per day to Roanoke through an additional 58 miles of pipeline. The Company received a CPCN to extend its pipeline to Roanoke in December 1999.

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

NATURAL GAS AND PROPANE DISTRIBUTION OPERATIONS

         The Company, through the Distribution Company, owns and operates 33 miles of distribution pipelines and provides natural gas service to approximately 300 customers in Russell and Buchanan Counties in Virginia. Construction of a 10-mile pipeline providing service to the town of Lebanon in Russell County was completed in June 1997. The Distribution Company has a CPCN authorizing it to provide natural gas service in these counties. In January 1997, the Distribution Company filed an application with the VSCC to extend its service territory to include all of Dickenson and Tazewell Counties in Virginia, with the exception of the service territory in Tazewell County currently certificated to Commonwealth Public Service Corporation. This application was subsequently amended to include the town of Saltville, Virginia as part of the proposed service territory. In December 1997, the VSCC issued CPCNs to the Distribution Company authorizing it to provide natural gas service to the western portion of Tazewell County, excluding the service territory allotted to Commonwealth Public Service Corporation, all of Dickenson County, and the town of Saltville. The Distribution Company's tariff rates are approved by the VSCC.

         The Distribution Company has a firm transportation service contract for a ten-year term with East Tennessee Natural Gas for the winter months of November through March, and an interruptible transportation contract with ETNG for the remainder of the year.

         In 1996, the Company commenced distribution of propane gas in southwestern Virginia. Because of shared costs and similarities such as easily converted appliances, many natural gas utilities provide both products to their customers. Customers often do not distinguish between the two forms of gas when used in the home. The Company intends, in part, to develop its propane distribution business through selective acquisitions. In that regard, the Company acquired a portion of Blue Grass Oils, Inc.'s existing propane distribution business in Buchanan, Dickenson and Russell Counties and in the western part of Tazewell County, Virginia in April 1997. At the end of 1999, the Company was providing propane gas service to over 4,400 customers in southwestern Virginia.

EXPLORATION, PRODUCTION, GATHERING, AND MARKETING OPERATIONS

         DRILLING ACTIVITY. The Company did not drill or complete any natural gas wells during 1998 or 1999.

         SERVICE OPERATIONS. The Company engages in the business of supervising drilling operations and operating producing wells. As of December 31, 1999, the Company operated 72 wells located in Virginia and West Virginia. As operator of producing wells, the Company is responsible for the maintenance and verification of all production records, distribution of production proceeds and information, and compliance with various state and federal regulations. Generally, the Company provides the routine day-to-day production operations for producing wells and is paid for such services on a per well, monthly fee basis.

         GAS GATHERING OPERATIONS. The Company operates various unregulated natural gas gathering systems located mainly in Dickenson and Buchanan Counties in Virginia which connect the Company's operated wells to interstate pipelines. The gathering systems consist of approximately 67 miles of pipeline. The gathering systems connect the Company's natural gas production to the ETNG, CNG and TCO interstate pipeline systems and gathering systems as well as to the Distribution Company's distribution system.

         For such natural gas gathering services, the Company collects certain transportation allowances from producers (owners of natural gas). Transportation allowances vary depending upon contractual arrangements and currently range from $.05 to $.50 per MMBtu.

         MARKETING. In 1997 the Company began marketing natural gas. The Company currently markets and sells natural gas provided from Company-operated wells and facilities. The Company anticipates that future expansion of its marketing operations will include purchases of natural gas supplies from third party sources, storing these supplies in its Saltville Facility and marketing these supplies to its customers.

COMPETITION AND CUSTOMER BASE

         The Company competes with major utility companies and pipeline companies in the areas of utility services and pipeline operations. The deregulation of the natural gas industry has provided the Company with marketing and transportation opportunities; however, other pipeline companies, marketers and brokers with resources far greater than the Company likewise are the beneficiaries of such deregulation. While the Company and the Storage Company currently own and operate the only underground natural gas storage facilities in Virginia, it is possible that other companies could develop other underground natural gas storage facilities, and companies could rely on other methods of storage such as above-ground stored liquefied natural gas. The Company competes in the areas of exploration, production, transportation and marketing of natural gas and distribution of propane with major oil companies, other independent oil and gas concerns and individual producers and operators. Many of the Company's competitors have substantially greater financial and other resources than the Company.

         The Company has a limited number of customers for its wholesale pipeline and storage services as the Company's facilities are limited by their pipeline interconnects. Consequently, access to customers is restricted to those with interconnects on the pipelines with which the Company's facilities are connected. As a result, a majority of the Company's revenues are earned from a small group of customers.

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

         The Company's transmission pipeline operations are regulated by the VSCC. Substantially all of the operations conducted through these pipelines constitute common carrier pipeline activities. Such common carrier activities are those under which transportation in the pipeline is available at tariff rates published with the VSCC to any shipper of natural gas who requests such services, provided that each product for which transportation is requested satisfies the conditions and specifications for transportation.

         The natural gas distribution operations of the Distribution Company are also regulated by the VSCC, which regulates the rates which may be charged to end-users, setting them at levels sufficient to recover the cost of service to its customers including an approved rate of return. The Distribution Company filed for a rate increase late in 1999. The increase was put in place subject to refund during January 2000. During March 2000, the VSCC approved the Company's new rate structure.

         The Company's gathering facilities, propane distribution operations and natural gas marketing operations are not subject to service or rate regulation from the VSCC.

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

         Expenditures for environmental control facilities and for remediation have not been material in relation to the results of operations of the Company. The Company believes, however, that it is reasonably likely that the trend in environmental legislation and regulations will continue to be toward stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's results of operations, but there can be no assurance such standards will not be adopted in the future.

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

EMPLOYEES

         As of December 31, 1999, the Company, its subsidiaries and affiliated companies employed 55 persons on a full time basis, none of whom is covered by a collective bargaining agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                       APPROXIMATE NUMBER OF STOCKHOLDERS


                                                                    Number of
                                                                 Stockholders of Record
                                   Title of Class                 as of December 31,
                                                                       1999

Common stock, par value $.001                                         1,727
Warrants to purchase common stock                                        56


         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "VGCO." The following table sets forth, for the periods indicated, the high and low sales prices of the common stock, compiled from quotations supplied by the Nasdaq Monthly Statistical Report, in addition to dividends per share declared for the periods indicated:



                                                    PRICE RANGE OF
                                                     COMMON STOCK
                                                     ------------
                                                                                 DIVIDENDS
                                                HIGH              LOW            PER SHARE
                                                ----              ---            ---------
             1998

                   First Quarter                9                7 5/16             0.0175
                   Second Quarter               7 3/4            6                  0.0175
                   Third Quarter                6 7/32           4                  0.0175
                   Fourth Quarter               4 1/2            3                  0.0175
             1999

                   First Quarter                3 5/8            2 5/32             0.0175
                   Second Quarter               4 3/4            2 1/2              0.0175
                   Third Quarter                4 3/8            3 3/8                  -
                   Fourth Quarter               4                2 7/8                  -
             2000
                   First Quarter                3 3/4            2 17/32                -
                    (through March 15)



         The Company paid cash dividends on its Common Stock for each of the years 1992 through 1998. During 1999, the Company's Board of Directors reexamined the Company's dividend policy and determined that the funds would be better used in support of capital expansion. Accordingly, at this time, the Company does not pay cash dividends on its Common Stock. There is no assurance that the Company will resume dividend payments in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion of the financial condition, changes in financial condition, and results of operations of the Company for 1998 and 1999 should be read in conjunction with the consolidated financial statements and related notes contained in Part II, Item 7.

GENERAL

         The Company derives revenues from its storage, exploration, production, gathering, marketing and propane distribution operations. From its 50% investments in the Storage Company and the Distribution Company, the Company derives earnings from the storage, and distribution operations of these companies. The Company accounts for its investments in these companies using the equity method.

         In its storage business, the Company receives fees for use of its storage space in addition to injection and withdrawal fees for the use of compression facilities, collectively referred to as storage revenues. Storage charges to customers are in accordance with storage rates included in tariffs approved by the VSCC.

         In its pipeline business, the Company receives fees for use of its pipeline space, referred to as pipeline revenues. Pipeline charges to customers are in accordance with pipeline rates included in tariffs approved by the VSCC.

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

         In its distribution operations, the Distribution Company's gross profits are realized by the difference between the prices at which it purchases and the prices at which it sells natural gas to its industrial, commercial and residential customers. The prices at which the Distribution Company sells natural gas to its customers are in accordance with the rate schedules in its tariff filed with the VSCC. The Distribution Company purchases natural gas under short-term contracts, which reflect the market price of natural gas.

RESULTS OF OPERATIONS

         Virginia Gas Company recorded revenues of $11.0 million in 1999 compared to $9.8 in 1998 representing a 13% increase. Revenue growth was primarily derived from the Company's P-25 pipeline that began service late in 1998, and growth in the Company's propane distribution operations. Lower gas sales negatively impacted revenues as sales volumes declined 5% due to lower production from Company wells and lower amounts of third party gas sales. The trend of lower production will continue due to the maturity of the wells.



                  ---------------------------------------------------------------------------------
                                                                                         PERCENTAGE
                            REVENUE                          1999              1998       CHANGE
                  ---------------------------------------------------------------------------------
                  Natural Gas Sales                       $ 2,865,000     $3,256,000       (12)%
                  ---------------------------------------------------------------------------------
                  Storage Revenues                          2,898,000      2,600,000        11
                  ---------------------------------------------------------------------------------
                  Pipeline Revenues                         1,140,000        447,000       155
                  ---------------------------------------------------------------------------------
                  Propane Gas Sales                         1,845,000      1,261,000        46
                  ---------------------------------------------------------------------------------
                  Explor. & Prod. Revenues                    351,000        342,000         3
                  ---------------------------------------------------------------------------------
                  Management Revenues                         304,000        260,000        17
                  ---------------------------------------------------------------------------------
                  Interest and Other Income                 1,627,000      1,634,000         0
                                                            ---------      ---------
                  ---------------------------------------------------------------------------------
                     Total  Revenue                       $11,030,000    $ 9,800,000        13%
                  ---------------------------------------------------------------------------------



         The Company operated 35 miles of its newly constructed pipeline for all of 1999 compared to limited operation in 1998. The pipeline generated $1.1 million in demand charges in 1999 compared to $447,000 in 1998. The pipeline extends from the Company's Saltville storage facility to Wytheville, Virginia. The Company has a 15-year contract with Atmos Energy's subsidiary, United Cities Gas Company, that provides 6,000 MMBtu/day to Marion, Virginia and 4,000 MMBtu/day to Wytheville, Virginia.

         The Company's propane operation continued to experience significant growth during 1999, as its customer base increased to 4,470 from 3,060 in December 1998. Propane gas revenues increased to $1.8 million from $1.3 million as gallons sold increased to 2.0 million from 1.4 million. During 1999, the Company opened a new customer service center in a county adjacent to its existing territory and doubled its storage capacity to 186,000 gallons from 90,000 gallons in response to customer growth.

         Cost of natural gas sold declined from $3.0 million in 1998 to $2.5 million in 1999 due to the aforementioned reduction in gas sale volumes. The Company sold 1,345,000 MMBtu of gas in 1999 compared to 1,418,000 MMBtu in 1998. Gross margins during 1999 improved to 12% from 7% in 1998. The 12% is comparable to the pre-1998 margins. Propane gas expense increased to $848,000 from $574,000 due to higher volumes, as margins remained steady.

         The Company's general and administrative expense increased to $2.3 million in 1999 from $1.6 million in 1998. There are two main reasons for the increase: more resources were devoted toward administrative efforts and the Company's ongoing strategic evaluation. The Company constructed 35 miles of pipeline in 1998. The project required that the Company devote much of its resources to the capital project. During 1999, the Company's capital projects did not require the same level of administrative resources. Consequently, with the same level of infrastructure, the Company capitalized less of its employee time, which resulted in an additional $560,000 in net overhead. In addition to less capitalization, the Company's ongoing strategic evaluation required approximately $200,000 in additional legal costs and investment banking fees. These increases in costs mitigated the impact of the Company's early 1999 restructuring (See Note 13).

         The Company was successful in curbing growth in operations and maintenance (O&M) expense during 1999. Despite customer growth in its propane subsidiary of 46%, the Company's O&M expense decreased to $887,000 from $899,000. A contributing factor to the lower O&M was the purchase of compressors at the Company's Saltville Storage Facility in February 1999. The compressors, before the purchase, had been leased for an annual rental of $252,000.

         Depreciation, depletion, and amortization increased to $1.5 million from $1.0 million due in large part to the Company's addition of the P-25 pipeline that was placed in service late in 1998. Additional depreciation on propane assets was also a factor as the Company's propane operations continued to expand. Production expenses decreased to $88,000 from $106,000 reflecting the continued maturity and decline of the Company's exploration and production operations.

         Interest expense was $1.6 million in 1999 compared to $1.5 million in 1998. The Company increased its outstanding balance on its line of credit from $2.5 million at the beginning of 1999 to $6.0 million at the end of the year to fund construction of its evaporation facility. Other taxes increased during the current year to $444,000 from $175,000 in 1998. The main contributor to this increase was the additional franchise taxes paid by the Company in 1999. Due to increase in authorized equity that was approved during 1998, the Company's Delaware franchise taxes increased $130,000 annually. In addition to franchise taxes, the Company's property taxes increased demonstrating the effect of 1998's pipeline construction. Revenue earned from the pipeline also contributed to higher gross receipts taxes paid to the Commonwealth of Virginia.

         The Company's earnings from affiliated companies were $413,000 in 1999. That amount includes the $403,000 (portion attributable to VGC) gain recorded by Virginia Gas Storage Company related to the sale of its interest in the Haysi Gathering System during the first quarter of 1999. Factoring out that gain, earnings from affiliates was $10,000 compared to a loss of $58,000 in 1998. Improvements occurred at the affiliate level in the form of both lower general and administrative expenses and lower operations and maintenance expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In February 2000, the FASB issued a proposed statement that would amend SFAS 133 such that contracts to purchase or sell commodities in volumes deemed to be in a Company's normal course of business would not be considered derivatives as defined by SFAS 133. Based on this proposed amendment, management believes that all of its commodities contracts would qualify for this exemption and would not be considered derivatives under SFAS 133. Therefore, management does not believe SFAS 133 will have a material impact on the consolidated financial statements when adopted. Statement No. 133 is effective for fiscal years beginning after June 15, 2000 and may not be applied retroactively.

FINANCIAL CONDITION

         Capital expenditures during 1999 were $7.5 million compared to $16.7 million in 1998 and were funded by the Company's line of credit with Wachovia Bank and cash flow from operations. Cash flow from operations improved dramatically to $3.8 million in 1999 from approximately $19,000 in 1998 as the Company's affiliates repaid working capital loans.

         The Company has classified $24 million of long-term debt as current due to a technical non-compliance with the Company's debt covenants. The Company's covenants require it to maintain certain financial ratios (see Note
8). As of December 31, 1999, one covenant requires the Company to maintain historical EBITDA of one and one-half times current debt service. The Company's Line of Credit (the "Line") with Wachovia Bank N.A. (the "Bank") is currently due on July 1, 2000, and as of December 31, 1999, had a balance outstanding of $6.0 million. The $6.0 million, in its entirety by definition, must be included in the Company's current debt service and, as a consequence, causes the technical non-compliance. The Company's senior lenders, John Hancock and Wachovia, have both provided the Company with a waiver through March 31, 2000. Furthermore, as of the quarter ending March 31, 2000, the covenant becomes more stringent, requiring the Company then to maintain EBITDA of one and three-quarters times current debt service. Due to construction delays, the Company's revenue has not grown at the expected pace. Consequently, the Company, with its current debt structure, will have difficulty in meeting this covenant.

         The Company is exploring options to refinance its Line in a manner that will avoid non-compliance with the covenant. One of those options is a partial liquidation of assets and a complete repayment of the Line. There can be no assurance that the Company will be successful in refinancing the Line. If it is unsuccessful, the Company plans to seek additional waivers or renegotiate the debt covenants, which will be at the discretion of the Company's lenders.

         The Company projects its capital budget for 2000 to be $20.0 million if the pipeline and storage assets are expanded in the manner the Company believes is appropriate and for which it has been securing the necessary regulatory approvals and future contractual commitments. The Company does not have internal resources currently to support this budget and has, as explained below, been seeking financing from outside sources and considering other strategic alternatives, such as potential asset liquidations, to obtain it. If resources do not become available in the context of the transactions described below currently under consideration by the Board of Directors, the Company will postpone construction.

OUTLOOK

         The Company believes the best prospects for its future require the continued expansion of the pipeline and storage assets. However, the Company's internal resources are insufficient to support this expansion and, to date, the Company's external efforts to attract the necessary capital have been unsuccessful. The Company believes that resources could ultimately be found but they are likely to be on less favorable terms than those historically available and than those needed to best realize the benefits of expansion. The Company could continue to operate in a status quo mode, which would not require additional financing. However, the Company projects that flat to declining results would be associated with the adoption of a status quo approach.

         In consideration of the above factors, and as previously disclosed, the Company has for some time been exploring both sources of additional external capital and strategic alternatives, which would promote the expansion strategies that the Board and management believe are in the long term interest of those invested in the Company's businesses. The efforts relating to strategic alternatives have intensified in recent months as it has become clearer that the level of additional financing and/or investment required is unlikely to be available directly. Given the projected outcome of a status quo approach, it appears that completion of an appropriate strategic transaction, if available, would be in the Company's and its stockholders' best long term interests.

          As disclosed, in December 1999, a group of management employees made an offer to acquire the Company, which was subject to a number of conditions, including financing. The offer is no longer under active consideration. Through its financial advisor, CIBC Oppenheimer, the Board has recently received other indications of interest in a purchase of the Company's stock or significant portions of its consolidated assets from several third parties who appear to have the financial resources to complete the transactions in which they have indicated an interest. These indications of interest, which have been communicated subject to due diligence, negotiation of definitive agreements, regulatory approvals, shareholder approval and other conditions, generally appear to represent premiums to market value from the standpoint of the Company's recent share price and are being actively considered by the Board. However, at the present time, there can be no assurance that any of these transactions will take place or that if they do take place, they will do so at the prices initially proposed. It is the intention of the Board in pursuing these matters to seek the transaction or transactions which will maximize available value for the Company's shareholders. When and if sufficient progress can be made with regard to a transaction that appears appropriate for the Board to recommend to stockholders, further disclosure will be made.

FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this section of the report, including those under "Outlook" and "Financial Condition" are forward-looking. While Virginia Gas Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made. In particular:

o The Company's growth plans are contingent on its ability to affordably finance future capital expenditures. If the Company is unable to finance capital expenditures, revenue growth will be impacted.

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

o Virginia Gas Company derives 52% of its revenues from 4 customers. Accordingly, the future of the Company is inexorably linked to these significant customers. If any of these customers experience liquidity problems or undergo consolidations, it could negatively impact the Company.

YEAR 2000 ISSUE

         Over the past several years, the Company has developed and implemented a plan to address the impacts of the Year 2000 ("Y2K") problem on our information and operations systems. We also surveyed third parties to determine the status of their Y2K compliance programs. In addition, we developed contingency plans specifying what the Company would do if we or important third parties experienced disruptions critical to business activities as a result of the Y2K problem.

         The Company's Y2K plan was completed in all material respects prior to December 31, 1999. As of March 15, 2000, the Company has not experienced any material business disruptions or system failures as a result of Y2K issues, nor is it aware of any Y2K issues that have impacted our customers, suppliers, or other important third parties to an extent that would be significant to the Company.

ITEM 7.  FINANCIAL STATEMENTS

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       PAGE
                                                                                                       ----

Report of Independent Public Accountants                                                                18
Consolidated Balance Sheets as of December 31, 1999 and 1998                                            19
Consolidated Statements of Operations for the years ended December 31, 1999 and 1998                    20
Consolidated Statements of Changes in Stockholders' Equity for the years ended
    December 31, 1999 and 1998                                                                          21
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998                    22
Notes to Consolidated Financial Statements                                                              23


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Virginia Gas Company:

We have audited the accompanying consolidated balance sheets of Virginia Gas Company (a Delaware Corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Gas Company and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 8 to the financial statements, the Company was not in compliance with certain debt covenants related to $30,000,000 of its debt obligations as of December 31, 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Richmond, Virginia
March 3, 2000

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                     ASSETS


                                                                                      1999             1998
                                                                                   -----------     -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 1,444,731     $ 1,763,753
    Accounts receivable                                                              1,212,685       3,469,757
    Notes receivable                                                                    40,100          38,800
    Other current assets                                                               899,168         498,707
                                                                                   -----------     -----------
                  Total current assets                                               3,596,684       5,771,017
PROPERTY AND EQUIPMENT, net                                                         43,145,750      37,139,538
INVESTMENT IN AFFILIATED COMPANIES                                                   4,343,460       3,930,554
NOTES RECEIVABLE - AFFILIATED COMPANIES                                             13,000,912      13,000,912
OTHER ASSETS                                                                           639,714         619,533
                                                                                   -----------     -----------
                  Total assets                                                     $64,726,520     $60,461,554
                                                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                              $24,045,144     $    46,734
    Line of credit                                                                   6,000,000       2,500,000
    Accounts payable                                                                   316,666         542,626
    Funds held for future distribution                                                 248,136         266,806
    Other current liabilities                                                          242,011         261,624
                                                                                   -----------     -----------
                  Total current liabilities                                         30,851,957       3,617,790

LONG-TERM DEBT                                                                         209,709      24,254,444

DEFERRED INCOME TAXES                                                                  907,821         645,674
                                                                                   -----------     -----------
            Total liabilities                                                       31,969,487      28,517,908
                                                                                   -----------     -----------
STOCKHOLDERS' EQUITY:

    Common stock - par value $.001, 100,000,000 shares
       authorized, 5,504,906 shares issued and outstanding                               5,505           5,505
    Additional paid-in capital                                                      31,375,267      31,375,267
    Retained earnings                                                                1,376,261         562,874
                                                                                   -----------     -----------
               Total stockholders' equity                                           32,757,033      31,943,646
                                                                                   -----------     -----------
               Total liabilities and stockholders' equity                          $64,726,520     $60,461,554
                                                                                   ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated balance sheets.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                           1999              1998
                                                                      ------------      ------------
OPERATING REVENUES:
     Operating revenues                                               $  9,402,851      $  8,165,771
     Interest and other income                                           1,627,237         1,634,206
                                                                      ------------      ------------
                                                                        11,030,088         9,799,977
                                                                      ------------      ------------
EXPENSES:
    Cost of natural gas sold                                             2,510,885         3,042,541
    Propane gas expense                                                    848,217           574,002
    General and administrative                                           2,300,777         1,646,448
    Depreciation, depletion, and amortization                            1,483,001           972,891
    Operation and maintenance expense                                      887,412           899,030
    Production expenses                                                     87,933           106,146
    Restructuring and impairment charges                                         -         1,262,110
                                                                      ------------      ------------
                                                                         8,118,225         8,503,168
                                                                      ------------      ------------
OTHER EXPENSES:
    Interest expense                                                     1,645,589         1,452,677
    Other taxes                                                            444,342           174,978
                                                                      ------------      ------------
                                                                         2,089,931         1,627,655
                                                                      ------------      ------------
INCOME (LOSS) BEFORE EARNINGS OF AFFILIATED COMPANIES, INCOME
    TAXES, AND EXTRAORDINARY LOSS                                          821,932          (330,846)
     Provision for (benefit from) income taxes                             228,793          (101,763)
                                                                      ------------      ------------
INCOME (LOSS) BEFORE EARNINGS OF AFFILIATED COMPANIES AND
    EXTRAORDINARY LOSS                                                     593,139          (229,083)
     Equity in earnings (losses) of affiliated companies before
        extraordinary items                                                412,920           (58,102)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  1,006,059          (287,185)
     Extraordinary loss on extinguishment of debt net of taxes of
       $ 444,000                                                                --          (832,493)
                                                                      ------------      ------------
NET INCOME (LOSS)                                                     $  1,006,059      $ (1,119,678)
                                                                      ============      ============
WEIGHTED AVERAGE SHARES ISSUED AND OUTSTANDING                           5,504,906         5,504,906
                                                                      ============      ============

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED:

     Net income (loss) before extraordinary item                      $       0.18      $      (0.05)

     Extraordinary loss on extinguishment of debt (net of tax)                  --             (0.15)
                                                                      ------------      ------------
     Net income (loss) per common share                               $       0.18      $      (0.20)
                                                                      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                    ADDITIONAL
                                                    COMMON           PAID-IN           RETAINED
                                                     STOCK           CAPITAL           EARNINGS
                                                 ------------     ------------      ------------
BALANCE, December 31, 1997                       $      5,505     $ 31,241,082      $  2,067,916
    Repurchase of employee warrants                        --           (5,015)               --
    Payment of employee notes receivable for
       Stock                                               --          139,200                --
    Common stock dividends                                 --               --          (385,364)
    Net loss                                               --               --        (1,119,678)
                                                 ------------     ------------      ------------
BALANCE, December 31, 1998                              5,505       31,375,267           562,874
    Common stock dividends                                 --               --          (192,672)
    Net income                                             --               --         1,006,059
                                                 ------------     ------------      ------------
BALANCE, December 31, 1999                       $      5,505     $ 31,375,267      $  1,376,261
                                                 ============     ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                   1999               1998
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                         $  1,006,059      $ (1,119,678)
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion, and amortization                               1,483,001           972,891
         Gain on sale of fixed assets                                              (15,607)               --
         Undistributed losses (earnings) of affiliated companies                  (412,920)           58,102
         Extraordinary loss on extinguishment of debt                                   --         1,013,394
         Deferred income taxes                                                     262,147          (280,234)
         Impairment charge                                                              --         1,021,498
         Decrease (increase) in accounts receivable                              2,249,460          (826,739)
         Increase in other current assets                                         (400,461)         (193,484)
         Decrease in other assets                                                 (140,480)          (47,334)
         Decrease in accounts payable                                             (225,960)         (550,220)
         Decrease in other current liabilities                                     (38,283)          (28,780)
                                                                              ------------      ------------
                  Net cash provided by operating activities                      3,766,956            19,416
                                                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (7,489,907)      (16,748,264)
    Proceeds from sale of assets                                                   142,126            89,105
    Payments received on notes receivable                                              800           159,350
                                                                              ------------      ------------
                  Net cash used in investing activities                         (7,346,981)      (16,499,809)
                                                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                                   (2,856,325)      (19,645,855)
    Proceeds from new loans                                                      6,310,000        26,500,000
    Purchase of warrants and options                                                    --            (5,015)
    Payment of debt issuance costs                                                      --          (659,311)
    Refund of financing reserve funds                                                   --           688,792
    Dividends paid                                                                (192,672)         (385,364)
                                                                              ------------      ------------
                  Net cash provided by financing activities                      3,261,003         6,493,247
                                                                              ------------      ------------

NET DECREASE IN CASH                                                              (319,022)       (9,987,146)
CASH, beginning of year                                                          1,763,753        11,750,899
                                                                              ------------      ------------
CASH, end of year                                                             $  1,444,731      $  1,763,753
                                                                              ============      ============
SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                             $  2,202,825      $  2,028,874
                                                                              ============      ============
    Income taxes paid                                                         $    300,000      $     12,075
                                                                              ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

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

  2. MANAGEMENT'S PLAN:

The Company has classified $24 million of long-term debt as current due to a technical non-compliance with the Company's debt covenants. The Company's covenants require it to maintain certain financial ratios (see Note 8). As of December 31, 1999, one covenant requires the Company to maintain historical EBITDA of one and one-half times current debt service. The Company's Line of Credit (the "Line") with Wachovia Bank N.A. (the "Bank") is currently due on July 1, 2000, and as of December 31, 1999, had a balance outstanding of $6.0 million. The $6.0 million, in its entirety by definition, must be included in the Company's current debt service and, as a consequence, causes the technical non-compliance. The Company's senior lenders, John Hancock and Wachovia, have both provided the Company with a waiver through March 31, 2000. Furthermore, as of the quarter ending March 31, 2000, the covenant becomes more stringent, requiring the Company then to maintain EBITDA of one and three-quarters times current debt service. Due to construction delays, the Company's revenue has not grown at the expected pace. Consequently, the Company, with its current debt structure, will have difficulty in meeting this covenant.

The Company is exploring options to refinance its Line in a manner that will avoid non-compliance with the covenant. One of those options is a partial liquidation of assets and a complete repayment of the Line. There can be no assurance that the Company will be successful in refinancing the Line. If it is unsuccessful, the Company plans to seek additional waivers or renegotiate the debt covenants, which will be at the discretion of the Company's lenders.

  3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for 1999 and 1998 include the accounts of four wholly owned subsidiaries. These subsidiaries are Virginia Gas Exploration Company, Virginia Gas Marketing Company, Virginia Gas Pipeline Company, and Virginia Gas Propane Company. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all cash balances and highly liquid investments which have an original maturity at purchase of three months or less.

INVESTMENT IN AFFILIATED COMPANIES

The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity consist of Virginia Gas Storage Company ("VGSC") and Virginia Gas Distribution Company ("VGDC") (the "Affiliates"). The Company has a 50 percent interest in each of these Affiliates.

Combined financial information as of December 31, 1999 and 1998, and for the years then ended, for investments in affiliated companies accounted for by the equity method is as follows.


                                                 1999            1998
                                               -----------     -----------
        Current assets                        $  1,462,597    $  1,313,989
        Property and equipment, net             20,444,918      22,206,543
        Other assets                             1,967,623       3,637,419
                                               -----------     -----------
                                               $23,875,138     $27,157,951
                                               ===========     ===========


        Current liabilities                  $     576,769    $  2,754,017
        Long-term debt                          13,916,719      15,916,719
        Other liabilities                          694,731         626,136
        Stockholders' equity                     8,686,919       7,861,079
                                               -----------     -----------
                                               $23,875,138     $27,157,951
                                               ===========     ===========



                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31
                                                             1999            1998
                                                        ------------    ------------
        Revenues                                        $  5,814,707    $  4,851,762
        Income (loss) before income taxes and
              extraordinary loss                           1,251,273        (176,084)
        Net income (loss)                                    825,840      (1,058,795)


Virginia Gas Storage Company, a 50% owned affiliate of Virginia Gas Company, sold its 60% interest in the Haysi gathering System in February 1999 for $2.7 million resulting in a $1.2 million before-tax gain. The Company recorded 50% of that gain through earnings of affiliates.

The Company provides certain general and administrative services for the Affiliates. These services include professional services, insurance coverage and administrative services. Other transactions include purchases and sales of natural gas, natural gas storage, and technical services provided to the Affiliates.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INCOME PER COMMON SHARE

Income per common share is computed using the weighted-average shares of common stock and dilutive common stock equivalents (options and warrants) outstanding during the respective periods. The number of weighted-average shares used in calculating income per common share was 5,504,906 for the years ended December 31, 1999 and 1998.

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

LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangible assets (including goodwill) are reviewed for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. VGC periodically evaluates whether events and circumstances have occurred that indicate whether the remaining estimated useful lives of long-lived assets should be revised or whether the remaining balance may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, VGC uses an estimate of its undiscounted net cash flow over the remaining life of the long-lived assets in measuring whether the long-lived asset is recoverable.

CAPITALIZED INTEREST

The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. Interest capitalized totaled $583,632 and $578,662 for the years ended December 31, 1999 and 1998, respectively.

OTHER ASSETS

Costs incurred in conjunction with financing transactions are amortized on a straight-line basis, which is not materially different than the effective interest method over the terms of the financing transactions.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 balances to conform to the 1999 presentation.

  4. ACCOUNTS RECEIVABLE:


                                                    1999            1998
                                                ------------    ------------
Trade receivables                              $     864,199   $     841,256
Due from affiliated companies                        209,382       2,490,642
Lease operating expenses receivable                  129,199         120,704
Joint-interest receivables                             9,905          17,155
                                                ------------    ------------
                                                $  1,212,685    $  3,469,757
                                                ============    ============


The majority of the Company's accounts receivable are due from companies predominately involved in the marketing and distribution of oil and gas products.

  5. NOTES RECEIVABLE - AFFILIATED COMPANIES:


                                                                                              1999            1998
                                                                                           ------------      -----------
Note receivable from Virginia Gas Distribution Company;
   interest receivable at 8.5%; principal payable in maturities of
   $845,000 to $1,056,000 from 2003 to 2012                                                $  8,661,172    $  8,661,172
Note receivable from Virginia Gas Storage Company;
   interest receivable at 8.5%; principal payable in maturities of
   $423,000 to $529,000 from 2003 to 2012                                                     4,339,740       4,339,740
                                                                                           ------------      -----------
                                                                                            $13,000,912     $13,000,912
                                                                                           ============      ===========

  6. PROPERTY AND EQUIPMENT:

                                                                                              1999            1998
                                                                                           ------------      -----------
Storage properties                                                                        $  15,628,751     $ 15,025,229
Pipelines                                                                                    12,114,571       11,540,536
Work in progress                                                                             11,984,847        7,332,997
Propane facilities                                                                            3,877,907        2,635,165
Wells                                                                                         1,455,086        1,525,247
Building and improvements                                                                     1,077,037          860,861
Vehicles                                                                                        498,926          430,079
Office equipment                                                                                490,437          405,692
Equipment                                                                                        74,269           96,229
                                                                                           ------------      -----------
                                                                                             47,201,831       39,852,035
Less- Accumulated depreciation, depletion, and amortization                                  (4,056,081)      (2,712,497)
                                                                                           ------------      -----------
                                                                                          $  43,145,750     $ 37,139,538
                                                                                           ============      ===========

  7. OTHER ASSETS:

                                                                                                 1999            1998
                                                                                           ------------      -----------
Deferred financing costs                                                                  $     243,678     $    572,313
Interest receivable                                                                             222,433                -
Insurance proceeds receivable                                                                   119,516                -
Other                                                                                            48,575           47,220
Note receivable - trade                                                                           5,512                -
                                                                                           ------------      -----------
                                                                                          $     639,714     $    619,533
                                                                                           ============      ===========
  8. DEBT:

                                                                                              1999             1998
                                                                                           ------------      -----------
Notes payable to John Hancock Mutual Life Insurance Company;
  interest payable quarterly at 8.5%, principal payable in maturities
  of $1,659,000 to $2,073,000 from 2003 to 2012                                           $  17,000,000     $ 17,000,000

Note payable to Mellon Bank, NA; interest payable quarterly at
    8.5%, principal payable in maturities of $390,000 to $488,000
    from 2003 to 2012                                                                         4,000,000        4,000,000

Note payable to John Hancock Variable Life Insurance Company;
    interest payable quarterly at 8.5%, principal payable in maturities
    of $293,000 to $366,000 from 2003 to 2012                                                 3,000,000        3,000,000




Note payable with interest at 8%; payable in monthly installments of principal and interest of $1,802 through November 2007; secured
    by an asset with a book value of $172,335 as of December 31, 1999                           125,539          136,630

Note payable with interest at 7.5%; payable in monthly installments of principal and interest of $1,119; maturing in February 2009, secured by an asset with
    a book value of $237,400 as of December 31, 1999                                             88,802           95,324

Notes payable through 2001 with interest from 8% to 9.3%; secured by assets
    with a book value of $47,648 as of December 31, 1999                                         40,512           69,224
                                                                                           ------------      -----------
                                                                                             24,254,853       24,301,178
Less- Current portion                                                                           (45,144)         (46,734)
Amounts classified as current                                                               (24,000,000)               -
                                                                                           ------------      ------------
Long-term debt                                                                             $    209,709      $24,254,444
                                                                                           ============      ===========



In March 1998, the Company sold $24 million in senior notes to John Hancock Mutual Life Insurance Company ("John Hancock") in the form of four promissory notes. Subsequently, John Hancock assigned $4.0 million of these notes to Mellon Bank. With $19.5 million of the proceeds, the Company called and retired the Series 1997 Russell County, Virginia Subordinated Natural Gas Facilities Revenue Bonds, the Series 1995 Buchanan County, Virginia Senior Subordinated Natural Gas Facilities Revenue Bonds, and the Series A 1994 Buchanan County, Virginia Natural Gas Revenue Bonds. The Company also defeased the Series A and B 1994 Russell County, Virginia Subordinated Natural Gas Facilities Revenue Bonds. The remaining proceeds were used to develop the Company's pipeline projects. As a result of the refinancing, the Company recognized an extraordinary loss on extinguishment of debt for approximately $832,000. This amount is net of taxes and includes the Company's 50% share of the extraordinary loss recorded by its affiliates. The note agreement requires the Company to maintain certain debt service coverage ratios, a prescribed consolidated tangible net worth, and it limits the Company's total liabilities. As of December 31, 1999 the Company was not in compliance with these covenants. The Company has obtained waivers of these covenant violations through March 31, 2000. The notes are quaranteed by the Company's wholly-owned subsidiaries and the Company has pledged the stock of its 50 percent owned affiliates as collateral for the notes.

As of December 31, 1999, scheduled principal payments on long-term debt for the next five years and thereafter are as follows:


        2000                            $     45,144
        2001                                  33,178
        2002                                  23,763
        2003                               2,365,925
        2004                               2,367,863
        Thereafter                        19,418,980


Based upon the borrowing rates currently available to the Company for loans with similar terms and remaining maturities, the approximate fair value of long-term debt at December 31, 1999 and 1998, was approximately $23,661,000 and $27,259,000 respectively.

The Company entered into an $8 million line of credit agreement (the "Line") with Wachovia Bank, N.A. in July 1998. The Line carries an interest rate based on the monthly LIBOR rate plus a factor, which is contingent on the company's debt service coverage ratio. At December 31, 1999 the interest rate was 8.98%. The Line's financial covenant requirements are similar to the covenants in the John Hancock Note Agreement discussed above. As of December 31, 1999, the Company was not in compliance with these financial covenants. The Company has received waivers of these covenant violations through March 31, 2000.

The Company had $6.0 million and $2.5 million outstanding as of December 31, 1999 and 1998. The total amount is due on July 1, 2000.

 9.  STOCK OPTIONS:

The Company has granted certain management and directors stock options that allow the individuals to purchase previously unissued common shares at a set price. The exercise prices of options granted approximate the estimated fair market value, as determined by the Board of Directors of the Company's common stock as of the grant date.

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

Changes in the options outstanding during the years ended December 31, 1999 and 1998, were as follows:


                                                                   WEIGHTED-
                                                                    AVERAGE
                                                                   EXERCISE
                                                                   PRICE PER
                                                        SHARES       SHARE
                                                        -------    ----------
Outstanding, December 31, 1997                          110,000      $10.00
   Granted                                              290,000      $4.125
   Canceled                                            (100,000)     $10.00
                                                        -------
Outstanding, December 31, 1998                          300,000      $ 4.32
   Canceled                                             (30,000)     $4.125
                                                        -------
Outstanding, December 31, 1999                          270,000      $ 4.34
                                                        =======



At December 31, 1999, options for 103,333 shares are currently exercisable.

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these stock options been determined in accordance with SFAS No. 123, the Company's net income and income per share would have decreased by approximately $230,000 ($.04 per share) in 1999. Net loss and loss per share would have been increased by $75,000 ($.02 per share) in 1998. The weighted average fair value of options granted during 1998 was approximately $2.52.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 1998: risk-free rate of return of 4.16%; expected dividend yield of .71%; expected life of ten years; expected volatility of 50%.

10.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company leases vehicles, equipment, land, and office space. Certain of these leases require the Company to pay minimum royalties or rentals. The aggregate minimum royalty and rental payments on leases for the next five years and thereafter are as follows.


        2000                                                 $ 198,619
        2001                                                   177,270
        2002                                                   117,700
        2003                                                    68,777
        2004                                                    51,857
        Thereafter                                             509,328


The Company is subject to various Federal, state, and local laws and regulations relating to the protection of the environment. The Company believes that it is in compliance with these laws and regulations and does not expect to incur significant capital expenditures in future years to maintain compliance.

11.  SALES TO MAJOR CUSTOMERS:

The Company has four significant customers that accounted for 31%, 9%, 8%, and 4% of 1999 operating revenues and 27%, 18%, 11%, and 11% in 1998 operating revenues respectively.

12.  INCOME TAXES:

The components of the provision (benefit) for income taxes before extraordinary items are as follows:


                                    1999           1998
                                -----------      ---------
        Current:
            Federal             $   (30,317)    $  173,834
            State                    (3,037)         4,637
                                -----------      ---------
                                $   (33,354)       178,471

        Deferred:
            Federal             $   238,279     $ (272,953)
            State                    23,868         (7,281)
                                -----------      ---------
                                    262,147       (280,234)
                                -----------      ---------
                                $   228,793      $(101,763)
                                ===========      =========


The components of deferred tax assets and liabilities are as follows:


                                                     1999             1998
                                                   ----------     ----------
Deferred tax assets:
    Minimum tax credit carryforwards               $  111,615     $  111,615
    Net operating loss carryforward                 1,264,898        887,461
                                                   ----------     ----------
                  Total                             1,376,513        999,076
                                                   ----------     ----------
Deferred tax liabilities:
    Capital assets                                  2,284,334      1,644,750
                                                   ----------     ----------
                  Net deferred tax liabilities     $  907,821     $  645,674
                                                   ==========     ==========



The Company has no valuation allowances as of December 31, 1999 and 1998.

A reconciliation of the tax provision at the statutory Federal income tax rate and the Company's actual provision for income tax before extraordinary items is as follows:


                                                                      1999             1998
                                                                   -----------      -----------
        Tax (benefit) at statutory rate of 34%                     $   419,850      $  (132,242)
        Equity in (earnings) losses of affiliated companies           (152,780)          19,755
        State income taxes, less Federal benefit                       (36,144)          (7,281)
        Statutory depletion in excess of cost depletion                 (6,937)         (13,874)
        Other, net                                                       4,804           31,879
                                                                   -----------      -----------
                                                                   $   228,793      $  (101,763)
                                                                   -----------      -----------


In addition, the Company has minimum tax credits that can be carried forward indefinitely to offset future regular tax. The aggregate amount of minimum tax credits available at December 31, 1999, is approximately $112,000.

13.  EMPLOYMENT COMMITMENTS:

On May 23, 1996, the Company entered into a ten-year employment contract with its President and CEO (the "President"), which provides for an annual salary of $155,000. The contract provides for a bonus to be paid based upon 10 percent of the Company's pretax earnings on all amounts from $1,000,000 to $1,999,999 and 15 percent of the Company's pretax earnings on all amounts in excess of $2,000,000. The President did not receive a bonus in 1999, however, $28,000 was accrued for 1999 performance as of December 31, 1999. If the President is terminated by the Company for any reason other than for cause during the term of the employment contract, at the President's election, the Company would be obligated to purchase all or a portion of the shares held by him and his family (404,813 shares as of December 31, 1999) at a price equal to 150 percent of the market value of the Company's shares on the date of termination. In addition, the Company would be obligated to pay the President in a lump sum all salary amounts owed through the term of the employment agreement plus an additional $2,000,000.

14.  RESTRUCTURING AND IMPAIRMENT CHARGES:

In December 1998, the Company's Board of Directors approved a cost reduction plan. Consistent with the plan, the Company recorded a $241,000 reserve related to severance payments for former employees and employees that were laid-off in January 1999. This reserve had been utilized by December 31, 1999. A total of eight employees were laid-off. These employees were given payments totaling $241,000. As discussed in Note 3, the Company also recorded an impairment charge of approximately $1,020,000 related to its well property. The charge was in response to lower wellhead prices for natural gas and the continued decline in significance of the Company's exploration and production operation. Approximately $833,000 of the impairment related to properties that had been developed but require additional capital to be fully developed or are undeveloped properties. At the end of 1998, it was not economically feasible to develop these properties. Additionally, the Company recognized the impact of declining prices on its producing properties by estimating the general decline using 1996 as the base year. The Company determined that the prices had declined 21% since 1996 and recorded an impairment reserve of $187,000 in response to this decline.

15. SEGMENT INFORMATION:

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


                                                                     YEAR ENDED DECEMBER 31
                                                                     1999               1998
                                                                     ----               ----
STORAGE:

     Total assets                                               $   23,264,477     $   18,453,478
     Capital expenditures                                       $    5,331,379     $    3,971,187

     Operating revenues                                         $    2,924,552     $    2,938,544
     Interest income                                                         -            276,041
     Other income                                                        2,729                725
     Operation and maintenance                                        (466,657)          (505,099)
     Depreciation, depletion, and amortization                        (564,987)          (374,080)
                                                                --------------     --------------
STORAGE OPERATING AND INTEREST INCOME                           $    1,895,637     $    2,336,131
                                                                ==============     ==============

PRODUCTION:

     Total assets                                               $    4,032,109     $    3,849,877
     Capital expenditures                                       $       39,453     $       46,259

     Operating revenues                                         $    3,528,617     $    3,646,654
     Interest income                                                    43,545             42,157
     Other income                                                       20,666              7,038
     Cost of natural gas sold                                       (2,510,885)        (3,042,541)
     Production expense                                                (87,933)          (106,146)
     Operations and maintenance                                        (28,453)           (77,506)
     Depreciation, depletion, and amortization                        (178,086)          (244,063)
                                                                --------------     --------------
PRODUCTION OPERATING AND INTEREST INCOME                        $      787,471     $      225,593
                                                                ==============     ==============

TRANSPORTATION:

     Total assets                                               $   14,751,201     $   13,693,638
     Capital expenditures                                       $      654,904     $   11,442,048

     Operating revenues                                         $    1,150,349     $      507,246
     Interest income                                                         -             48,713
     Other income                                                        1,099                  -
     Operation and maintenance                                         (17,916)           (64,103)
     Depreciation, depletion, and amortization                        (267,793)          (135,610)
                                                                --------------     --------------




TRANSPORTATION OPERATING AND INTEREST INCOME                              $      865,739     $      356,246
                                                                          ==============     ==============

PROPANE DISTRIBUTION:

     Total assets                                                         $    4,787,296     $    3,607,146
     Capital expenditures                                                 $    1,322,672     $    1,226,069

     Operating revenue                                                    $    1,909,391     $    1,321,698
     Interest income                                                                   -             11,081
     Other income                                                                244,748            165,791
     Propane gas expense                                                        (848,217)          (574,002)
     Operation and maintenance                                                  (374,386)          (252,322)
     Depreciation, depletion, and amortization                                  (237,183)          (152,938)
                                                                          --------------     --------------
PROPANE DISTRIBUTION OPERATING AND INTEREST INCOME                        $      694,353     $      519,308
                                                                          ==============     ==============

PARENT COMPANY:

     Investments in subsidiaries and affiliates                           $   29,093,460     $   28,680,554
     Notes receivable from subsidiaries and affiliates                    $   23,460,004     $   21,469,845
     Total assets                                                         $   58,022,637     $   54,776,897
     Capital expenditures                                                 $      141,499     $       62,701

     Operating revenue                                                    $      712,036     $          202
     Interest income                                                           2,258,695          2,066,314
     Other income                                                                    256              2,420
     Depreciation, depletion, and amortization                                  (234,952)           (66,200)
                                                                          --------------     --------------
PARENT COMPANY OPERATING AND INTEREST INCOME                              $    2,736,035     $    2,002,736
                                                                          ==============     ==============

ELIMINATION OF INTERCOMPANY/INTERSEGMENT ACTIVITY:

    Total assets                                                          $  (40,131,200)    $  (33,919,482)
    Operating revenues                                                    $     (822,094)    $     (248,573)
    Interest income                                                       $     (944,501)    $     (986,074)

VIRGINIA GAS COMPANY CONSOLIDATED:

     Total assets                                                         $    64,726,520    $   60,461,554
     Capital expenditures                                                 $     7,489,907    $   16,748,264

     Operating revenues                                                   $     9,402,851    $    8,165,771
     Interest income                                                            1,357,739         1,458,232
     Other income                                                                 269,498           175,974
     Cost of gas sold                                                          (2,510,885)       (3,042,541)
     Production expense                                                           (87,933)         (106,146)
     Propane gas expense                                                         (848,217)         (574,002)
     Operations and maintenance                                                  (887,412)         (899,030)
     Depreciation, depletion, and amortization                                 (1,483,001)         (972,891)
                                                                          --------------     --------------
VIRGINIA GAS COMPANY CONSOLIDATED OPERATING AND
    INTEREST INCOME                                                       $     5,212,640    $    4,205,367
                                                                          ===============    ==============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB and will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB and will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB and will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is omitted pursuant to Instruction E of Form 10-KSB and will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after December 31, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included:


         EXHIBIT                     DESCRIPTION OF EXHIBIT
         -------                     ----------------------
           3.1      Amended and Restated Certificate of Incorporation
                    (incorporated by reference to Exhibit 3.1 to Virginia Gas
                    Company's Registration Statement, Registration No.
                    333-5362-NY).



         EXHIBIT                     DESCRIPTION OF EXHIBIT
         -------                     ----------------------
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



         EXHIBIT                     DESCRIPTION OF EXHIBIT
         -------                     ----------------------
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

           10.13    Interruptible Gathering Service Agreement between Columbia
                    Gas Transmission Corporation and Virginia Gas Storage
                    Company (incorporated by reference to Exhibit 10.15 to Virginia Gas Company's Registration Statement, Registration
                    No. 333-5362-NY).

           10.14    Transfer Agreement between Virginia Gas Company and Tenneco
                    Energy Resources Corporation (incorporated by reference to
                    Exhibit 10.16 to Virginia Gas Company's Registration
                    Statement, Registration No. 333-5362-NY).

           10.15 Amendment to Transfer Agreement between Virginia Gas Company and Tenneco Energy Marketing Company, successor-in-interest to Tenneco Energy Resources Corporation (incorporated by reference to Exhibit 10.17 to Virginia Gas Company's Form
                    10-KSB for the fiscal year ended December 31, 1996)

           10.16 Promissory Note in principal amount of $1,725,000 in favor of Tenneco Energy Resources Corporation (incorporated by reference to Exhibit 10.17 to Virginia Gas Company's
                    Registration Statement, Registration No. 333-5362-NY).

           10.17    United Cities Contract (incorporated by reference to Exhibit
                    10.18 to Virginia Gas Company's Registration Statement,
                    Registration No. 333-5362-NY).

           10.18    Pipeline Balancing Agreement between East Tennessee Natural
                    Gas Company and Virginia Gas Pipeline Company (incorporated by reference to Exhibit 10.19 to Virginia Gas Company's
                    Registration Statement, Registration No. 333-5362-NY).

           10.19 Warrant to Shareholders (incorporated by reference to Exhibit 10.20 to Virginia Gas Company's Registration
                    Statement, Registration No. 333-5362-NY).

           10.20    Firm Storage Service Agreement between Virginia Gas Storage
                    Company and Sevier County Utility District (incorporated by reference to Exhibit 10.22 to Virginia Gas Company's Form
                    10-KSB for the fiscal year ended December 31, 1996)

           10.21    Firm Storage Service Agreement between Virginia Gas Storage
                    Company and Natural Gas Utility District of Hawkins County
                    (incorporated by reference to Exhibit 10.23 to Virginia Gas
                    Company's Form 10-KSB for the fiscal year ended December 31,
                    1996)

           10.22    Firm Storage Service Agreement between Virginia Gas Pipeline
                    Company and Citizens Gas Utility District (incorporated by reference to Exhibit 10.24 to Virginia Gas Company's Form
                    10-KSB for the fiscal year ended December 31, 1996)




         EXHIBIT                     DESCRIPTION OF EXHIBIT
         -------                     ----------------------
           10.23    Firm Gas Storage Agreement between Virginia Gas Pipeline
                    Company and Knoxville Utilities Board (incorporated by
                    reference to Exhibit 10.25 to Virginia Gas Company's Form
                    10-KSB for the fiscal year ended December 31, 1996)

           10.24    Underwriting Agreement between Virginia Gas Company and
                    Anderson & Strudwick, Incorporated (incorporated by reference to Exhibit 1.1 to Virginia Gas Company's Form SB-2
                    Registration No. 333-5362-NY)

           10.25 Description of Stock Options issued to named executive officers (incorporated by reference to Exhibit 10.27 to Virginia Gas Company's Form SB-2 Registration No. 333-32009)

           10.26    Amendment to the Firm Storage Service Agreement between
                    Virginia Gas Storage Company and Powell-Clinch Utility
                    District (incorporated by reference to Exhibit 10.28 to Virginia Gas Company's Form SB-2 Registration No. 333-32009)

           10.27    Firm Storage Service Contract between Virginia Gas Pipeline
                    Company and Hawkins County Utility District (incorporated by reference to Exhibit 10.29 to Virginia Gas Company's Form
                    SB-2 Registration No. 333-32009)

           10.28    Firm Storage Service Contract between Virginia Gas Pipeline
                    Company and ALCOA (incorporated by reference to Exhibit
                    10.30 to Virginia Gas Company's Form SB-2 Registration No.
                    333-32009)

           10.29    Gas Transportation Agreement between Virginia Gas
                    Distribution Company and East Tennessee Gas Company
                    (incorporated by reference to Exhibit 10.31 to Virginia Gas
                    Company's Form SB-2 Registration No. 333-32009)

           10.30    Underwriting Agreement between Virginia Gas Company and
                    Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 1.1 to Virginia Gas Company's Form SB-2
                    Registration No. 333-32009)

*          21.1     Subsidiaries and Affiliates of Virginia Gas Company
*          23.1     Consent of Arthur Andersen LLP
*          27.1     Financial Data Schedule
*          99.1     Financial Statements of Virginia Gas Storage Company
                       Report of Independent Public Accountants
                       Balance Sheets
                       Statements of Income
                       Statements of Stockholders' Equity
                       Statements of Cash Flows
                       Notes to Financial Statements

*          99.2     Financial Statements of Virginia Gas Distribution Company
                       Report of Independent Public Accountants
                       Balance Sheets
                       Statements of Income
                       Statements of Stockholders' Equity
                       Statements of Cash Flows
                       Notes to Financial Statements


------------
*        Filed herewith

(b) The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 1999:

         Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2000

VIRGINIA GAS COMPANY
(Registrant)



By  /s/  MICHAEL L. EDWARDS
    --------------------------------
    Michael L. Edwards
    President, Chief Executive Officer, and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2000.

/s/   GLENN B. ROGERS               Chairman of the Board of Directors
-----------------------------
          Glenn B. Rogers

/s/   KAREN K. EDWARDS              Vice President and Director
-----------------------------
         Karen K. Edwards

/s/  WILLIAM L. CLEAR               Vice President and Chief Financial Officer
-----------------------------
         William L. Clear

                                  EXHIBIT 21.1

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                  SUBSIDIARIES AND AFFILIATES OF THE REGISTRANT


SUBSIDIARIES:

                                                                 STATE OF
                  NAME                                        INCORPORATION
                  ----                                        -------------
Virginia Gas Exploration Company                                 Virginia
Virginia Gas Pipeline Company                                    Virginia
Virginia Gas Propane Company                                     Virginia
Virginia Gas Marketing Company                                   Virginia

AFFILIATES:


                                                                 STATE OF
                  NAME                                        INCORPORATION
                  ----                                        -------------
Virginia Gas Storage Company                                     Virginia
Virginia Gas Distribution Company                                Virginia


                                  EXHIBIT 99.1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Virginia Gas Storage Company:

We have audited the accompanying balance sheets of the Virginia Gas Storage Company (a Virginia Corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Gas Storage Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Richmond, Virginia
March 3, 2000

                          VIRGINIA GAS STORAGE COMPANY

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                                                            1999             1998
                                                                                        -------------   --------------
CURRENT ASSETS:
    Cash                                                                                $     411,520   $       36,800
    Accounts receivable                                                                       452,468          740,748
    Other current assets                                                                       31,378           33,932
                                                                                        -------------   --------------
                  Total current assets                                                        895,366          811,480

PROPERTY AND EQUIPMENT, net                                                                13,687,248       15,420,259

OTHER ASSETS                                                                                  213,249          132,001
                                                                                        -------------   --------------
                  Total assets                                                          $  14,795,863   $   16,363,740
                                                                                        =============   ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                   $           -   $        5,943
    Accounts payable                                                                          280,816        1,123,993
    Other current liabilities                                                                  24,659           57,580
                                                                                        -------------   --------------
                  Total current liabilities                                                   305,475        1,187,516

LONG-TERM DEBT                                                                              5,255,547        7,255,547

DEFERRED INCOME TAXES                                                                         694,731          626,136
                                                                                        -------------   --------------
                  Total liabilities                                                         6,255,753        9,069,199
                                                                                        -------------   --------------

STOCKHOLDERS' EQUITY:
    Common stock; no par value, 50,000 shares authorized, 38,200
    issued and outstanding                                                                  5,640,000        5,640,000
    Retained earnings                                                                       2,900,110        1,654,541
                                                                                        -------------   --------------
                  Total stockholders' equity                                                8,540,110        7,294,541
                                                                                        -------------   --------------
                  Total liabilities and stockholders' equity                            $  14,795,863   $   16,363,740
                                                                                        =============   ==============




  The accompanying notes are an integral part of these balance sheets.

                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                               1999                1998
                                                                                           -----------         -----------
REVENUES:
    Operating revenue                                                                      $ 3,195,776         $ 3,538,976
    Gain on sale of Haysi Gathering System                                                   1,215,850                   -
    Interest and other income                                                                   16,955               9,223
                                                                                           -----------         -----------
                                                                                             4,428,581           3,548,199

EXPENSES:
    Operations and maintenance expense                                                         636,264             631,204
    Purchased gas expense                                                                      615,781             655,010
    Depreciation, depletion, and amortization                                                  422,897             542,991
    General and administrative                                                                 354,469             459,631
    Production expenses                                                                         43,099             181,834
                                                                                           -----------         -----------
                                                                                             2,072,510           2,470,670

INTEREST EXPENSE                                                                               468,845             609,029
                                                                                           -----------         -----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                                            1,887,226             468,500

     Provision for income taxes                                                                641,657             159,291
                                                                                           -----------         -----------

INCOME BEFORE EXTRAORDINARY ITEM                                                             1,245,569             309,209
     Extraordinary loss on extinguishment of debt net of taxes of
        $247,000                                                                                     -            (478,684)
                                                                                           -----------         -----------

NET INCOME (LOSS)                                                                          $ 1,245,569         $  (169,475)
                                                                                           ===========         ===========


              The accompanying notes are an integral part of these
                            financial statements.

                          VIRGINIA GAS STORAGE COMPANY

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                         COMMON            RETAINED
                                                         STOCK             EARNINGS
                                                       -----------        -----------
BALANCE, December 31, 1997                             $ 5,640,000        $ 1,824,016
    Net loss                                                     -           (169,475)
                                                       -----------        -----------
BALANCE, December 31, 1998                               5,640,000          1,654,541
    Net income                                                   -          1,245,569
                                                       -----------        -----------
BALANCE, December 31, 1999                             $ 5,640,000        $ 2,900,110
                                                       ===========        ===========


              The accompanying notes are an integral part of these
                             financial statements.

                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                              1999            1998
                                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                     $ 1,245,569     $  (169,475)
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Depreciation, depletion, and amortization                                            422,897         542,991
         Gain on sale of fixed assets                                                      (1,360,499)              -
         Extraordinary loss on extinguishment
          of debt                                                                                   -         725,281
         Deferred income taxes                                                                 68,595         (87,305)
         Loss on write-off of fixed assets                                                          -          80,752
         Decrease in accounts receivable                                                      288,280         668,652
         Decrease (increase) in other current assets                                            2,554          (2,776)
         Increase in other assets                                                             (90,300)       (225,228)
         Decrease in accounts payable                                                        (843,177)     (1,107,132)
         Decrease in other current liabilities                                                (32,921)       (211,063)
                                                                                          -----------     -----------
                  Net cash provided by (used in) operating activities                        (299,002)        214,697
                                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                     (105,881)       (970,384)
    Disposal of fixed assets                                                                   81,046               -
    Proceeds from sale of assets                                                            2,704,500               -
                                                                                          -----------     -----------
                  Net cash provided by (used in) investing activities                       2,679,665        (970,384)
                                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                                              (2,005,943)        (74,722)
    Release of reserve funds                                                                        -         617,982
    Payment of financing costs                                                                      -        (126,731)
                                                                                          -----------     -----------
                  Net cash provided by (used in) financing activities                      (2,005,943)        416,529
                                                                                          -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                               374,720        (339,158)

CASH, beginning of year                                                                        36,800         375,958
                                                                                          -----------     -----------

CASH, end of year                                                                         $   411,520     $    36,800
                                                                                          ===========     ===========

SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                                         $   569,618     $   201,245
                                                                                          ===========     ===========
    Income taxes paid                                                                     $   555,000     $    78,000
                                                                                          ===========     ===========


              The accompanying notes are an integral part of these
                              financial statements.

                          VIRGINIA GAS STORAGE COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

1.   DESCRIPTION OF OPERATIONS:

Virginia Gas Storage Company (the "Company" or "VGSC") was organized in 1992 under the laws of the Commonwealth of Virginia. The Company is 50 percent owned by Virginia Gas Company ("VGC") and 50 percent owned by a private investor. The primary business of the Company is to develop and operate natural gas storage facilities.

The Company's Early Grove Storage Facility operates under a Certificate of Public Convenience and Necessity issued by the Virginia State Corporation Commission ("VSCC") and a Certificate of Limited Jurisdiction issued by the Federal Energy Regulatory Commission ("FERC"). The Company serves customers in Virginia and Tennessee. The FERC certificate allows VGSC to charge Tennessee customers rates established under tariff by the VSCC. Customers in Virginia are charged the same tariff.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes gas sales upon delivery of gas to the common pipeline carrier. Storage revenues are recognized evenly throughout the contract terms with injection and withdrawal revenues recognized as natural gas is injected or withdrawn from the storage facility.

PROPERTY AND EQUIPMENT

All direct and indirect costs relating to property acquisition, development costs and support equipment and facilities are capitalized as the properties are obtained or the facilities are placed into service. The Company provides for depreciation of property and equipment using the straight-line method over estimated useful lives ranging from 5 to 30 years.

LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangible assets (including goodwill) are reviewed for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. VGSC periodically evaluates whether events and circumstances have occurred that indicate whether the remaining balance may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, VGSC uses an estimate of its undiscounted net cash flow over the remaining life of the long-lived assets in measuring whether the long-lived asset is recoverable.

CAPITALIZED INTEREST

The Company capitalizes interest on expenditures for significant projects while activities are in progress to bring the assets to their intended use. The Company did not capitalize any interest during 1999. Interest capitalized totaled $12,200 for the year ended December 31, 1998.

OTHER ASSETS

Costs incurred in conjunction with financing transactions are amortized on a straight-line basis, which is not materially different than the effective interest rate method, over the terms of the financing transactions.

INCOME TAXES

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 balances to conform to the 1999 presentation.

3. ACCOUNTS RECEIVABLE:


                                                                                              1999            1998
                                                                                          -------------   -------------
Trade receivables                                                                         $     370,486   $     619,450
Pipeline operating expenses                                                                      33,523          49,800
Joint-interest receivables                                                                       28,997          71,498
Receivables from affiliated companies                                                            19,462               -
                                                                                          -------------   -------------
                                                                                          $     452,468   $     740,748
                                                                                          =============   =============

4. PROPERTY AND EQUIPMENT:


                                                                                                1999            1998
                                                                                            -----------     -----------
Storage properties                                                                          $15,169,803     $15,161,015
Vehicles                                                                                        116,814         126,438
Office equipment                                                                                 81,241          91,659
Building and improvements                                                                        11,414               -
Equipment                                                                                         1,672               -
Pipelines                                                                                             -       1,987,746
Wells and pipelines in progress                                                                       -          92,097
                                                                                            -----------     -----------
                                                                                             15,380,944      17,458,955
Less- Accumulated depreciation, depletion, and amortization                                  (1,693,696)     (2,038,696)
                                                                                            -----------     -----------
                                                                                            $13,687,248     $15,420,259
                                                                                            ===========     ===========



5. OTHER ASSETS:


                                                                                              1999            1998
                                                                                          -------------   -------------
Deferred debt issuance costs, net                                                         $     192,679   $     126,732
Other                                                                                            20,570           5,269
                                                                                          -------------   -------------
                                                                                          $     213,249   $     132,001
                                                                                          =============   =============
6. LONG-TERM DEBT:


                                                                                              1999            1998
                                                                                          -------------  --------------
Note payable to VGC; interest payable at 8.5%; principal payable in
    maturities of $423,000 to $529,000 from 2003 to 2012                                  $   4,339,740  $    4,339,740
Note payable to VGDC; interest payable at 8.5%; principal payable in maturities
     of $89,300 to $111,700 from 2003 to 2012                                                   915,807       2,915,807
Note payable through 1999 with interest from 8.0% to 12.75%                                           -           5,943
                                                                                          -------------  --------------
                                                                                              5,255,547       7,261,490
Less- Current portion                                                                                 -          (5,943)
                                                                                          -------------  --------------

Long-term debt                                                                            $   5,255,547  $    7,255,547
                                                                                          =============  ==============


In March 1998, Virginia Gas Company ("VGC") closed $24 million in senior notes with John Hancock Mutual Life Insurance Company. With $19.5 million of the proceeds, VGC called and retired the Series 1997 Russell County, Virginia
Subordinated Natural Gas Facilities Revenue Bonds, the Series 1995 Buchanan
County, Virginia Senior Subordinated Natural Gas Facilities Revenue Bonds, and the Series A 1994 Buchanan County, Virginia Natural Gas Revenue Bonds. VGC also defeased the Series A and B 1994 Russell County, Virginia Subordinated Natural
Gas Facilities Revenue Bonds. This transaction refinanced the existing debt, of which a portion had been loaned to the Company, at a lower rate. Accordingly, the Company's promissory notes were canceled in favor of new notes with the lower rate. As a result of the refinancing, the Company recognized a loss of approximately $479,000 as an extraordinary loss on extinguishment of debt.

As of December 31, 1999, principal payments on long-term debt for the next five years and thereafter are as follows:


        2000                                                                                         $       -
        2001                                                                                                 -
        2002                                                                                                 -
        2003                                                                                           512,300




        2004                                                                                           512,300
        Thereafter                                                                                   4,230,947

7. SALES TO MAJOR CUSTOMERS:

The Company has three significant customers that accounted for 48%, 19%, and 11% of 1999 operating revenues and 73%, 15%, and 10% in 1998 operating revenues respectively.

8. COMMITMENTS:

Certain of the Company's leases require the Company to pay minimum rentals.
The aggregate minimum rental payments on leases for the next five years and thereafter are as follows:


        2000                                                                                       $   76,393
        2001                                                                                           76,393
        2002                                                                                           71,777
        2003                                                                                           67,394
        2004                                                                                           65,664
        Thereafter                                                                                 $1,247,616


9.  INCOME TAXES:

The components of the provision for income taxes are as follows:


                                                                                         1999          1998
                                                                                      ---------      --------
              Current, Federal                                                       $ 573,062      $  71,986
              Deferred, Federal                                                         68,595         87,305
                                                                                      -------         -------
                                                                                     $ 641,657      $ 159,291
                                                                                      =======         =======

The components of deferred tax assets and liabilities are as follows:


                                                                                          1999            1998
                                                                                       -----------    -----------
        Deferred tax assets:
            Net operating loss carryforward                                            $         -    $   252,104
            Minimum tax credit carryforwards                                                20,648         20,648
                                                                                       -----------    -----------
                                                                                            20,648        272,752
                                                                                       -----------    -----------
        Deferred tax liabilities:
            Capital assets                                                                 715,379        898,888
                                                                                       -----------    -----------
                          Net deferred tax liabilities                                 $   694,731    $   626,136
                                                                                       ===========    ===========


The Company has no valuation allowances as of December 31, 1999 and 1998, and there were no changes in the valuation allowance during the years then ended.

The Company's actual provision for income tax as of December 31, 1999 and 1998 approximates the tax provision at the statutory Federal income tax rate.

10. RELATED-PARTY TRANSACTIONS:

The Company provided storage services for affiliated companies which fees approximated $113,000 and $120,000 for the years ended December 31, 1999 and 1998.

VGC provides certain general and administrative services for the Company. These services include professional services, insurance coverage and administrative services. Other transactions with affiliated companies include purchases of natural gas, natural gas storage and technical services provided for and by affiliated companies.

11.  SALE OF HAYSI GATHERING SYSTEM

VGSC sold its 60% interest in the Haysi Gathering System in February 1999 for $2.7 million resulting in a $1.2 million before-tax gain.

                                  EXHIBIT 99.2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Virginia Gas Distribution Company:

We have audited the accompanying balance sheets of Virginia Gas Distribution Company (a Virginia Corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Gas Distribution Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has suffered recurring losses from operations. In addition, Virginia Gas Company, its 50 percent owner and principal source of financing, was not in compliance with certain debt covenants related to $30,000,000 of its debt obligations as of December 31, 1999. These matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Richmond, Virginia
March 3, 2000

                        VIRGINIA GAS DISTRIBUTION COMPANY

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                                                            1999             1998
                                                                                        -------------   --------------
CURRENT ASSETS:
    Cash                                                                                $     287,928   $       64,034
    Accounts receivable                                                                       215,826          204,495
    Other current assets                                                                       63,477          233,980
                                                                                        -------------   --------------
                  Total current assets                                                        567,231          502,509

PROPERTY AND EQUIPMENT, net                                                                 6,757,670        6,786,284

NOTES RECEIVABLE                                                                              915,807        2,915,807

DEFERRED TAX ASSET                                                                            720,979          489,855

DEFERRED DEBT ISSUANCE COSTS, NET                                                             117,588           99,756
                                                                                        -------------   --------------
                  Total assets                                                          $   9,079,275   $   10,794,211
                                                                                        =============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                    $     238,261   $    1,545,674
    Other current liabilities                                                                  33,033           20,827
                                                                                        -------------   --------------
                  Total current liabilities                                                   271,294        1,566,501

LONG-TERM DEBT                                                                              8,661,172        8,661,172
                                                                                        -------------   --------------
                  Total liabilities                                                         8,932,466       10,227,673
                                                                                        -------------   --------------

STOCKHOLDERS' EQUITY:
    Common stock; no par value, 100,000 shares authorized,
    75,000 shares issued and outstanding                                                    1,500,000        1,500,000
    Retained earnings                                                                      (1,353,191)        (933,462)
                                                                                        -------------   --------------
                  Total stockholders' equity                                                  146,809          566,538
                                                                                        -------------   --------------
                  Total liabilities and stockholders' equity                            $   9,079,275   $   10,794,211
                                                                                        =============   ==============


 The accompanying notes are an integral part of these balance sheets.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                         1999                  1998
                                                                                    ------------           -----------
REVENUES:
    Operating revenue                                                               $  1,198,376           $   939,464
    Interest and other income                                                            187,750               364,099
                                                                                    ------------           -----------
                                                                                       1,386,126             1,303,563
EXPENSES:
    Purchased gas expense                                                                730,587               614,756
    Depreciation, depletion, and amortization                                            247,529               201,130
    Operations and maintenance expense                                                   188,670               202,986
    General and administrative                                                           103,080               130,422
                                                                                    ------------           -----------
                                                                                       1,269,866             1,149,294

OTHER EXPENSES:
    Interest                                                                             736,257               769,829
    Other                                                                                 15,956                29,024
                                                                                    ------------           -----------
                                                                                         752,213               798,853
                                                                                    ------------           -----------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                                         (635,953)             (644,584)
     Benefit from income taxes                                                          (216,224)             (219,141)
                                                                                    ------------           -----------

LOSS BEFORE EXTRAORDINARY ITEM                                                          (419,729)             (425,443)
     Extraordinary loss on extinguishment of debt net of tax
        benefit of $239,000                                                                    -              (463,877)
                                                                                    ------------           -----------

NET LOSS                                                                             $  (419,729)          $  (889,320)
                                                                                    ============           ===========


              The accompanying notes are an integral part of these
                            financial statements.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                           COMMON                RETAINED
                                                                                            STOCK                DEFICIT
                                                                                         -----------           ------------
BALANCE, December 31, 1997                                                               $ 1,500,000           $    (44,142)
    Net loss                                                                                       -               (889,320)
                                                                                         -----------           ------------
BALANCE, December 31, 1998                                                                 1,500,000               (933,462)
    Net loss                                                                                       -               (419,729)
                                                                                         -----------           ------------
BALANCE, December 31, 1999                                                               $ 1,500,000           $ (1,353,191)
                                                                                         ===========           ============





              The accompanying notes are an integral part of these
                            financial statements.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                             1999            1998
                                                                                         ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             $   (419,729)    $ (889,320)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation, depletion, and amortization                                            247,529        201,130
         Gain on sale of fixed assets                                                          (4,500)             -
         Deferred income taxes                                                               (231,124)      (458,119)
         Extraordinary loss on extinguishment of debt                                               -        702,844
         Decrease (increase) in accounts receivable                                           (11,331)        15,894
         Decrease in other current assets                                                     170,503         14,082
         Decrease (increase) in other assets                                                  (25,000)        14,524
         Increase (decrease) in accounts payable                                           (1,307,413)       565,114
         Increase (decrease) in other current liabilities                                      12,206        (11,013)
                                                                                         ------------     ----------
                  Net cash provided by (used in) operating activities                      (1,568,859)       155,136
                                                                                         ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                                     (211,747)      (585,456)
    Proceeds from sale of fixed assets                                                          4,500              -
    Payments received on notes receivable                                                   2,000,000         53,537
                                                                                         ------------     ----------
                  Net cash provided by (used in) investing activities                       1,792,753       (531,919)
                                                                                         ------------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                                                       -         (6,892)
    Payment of financing costs                                                                      -       (363,424)
    Release of reserve funds                                                                        -        765,194
                                                                                         ------------     ----------
                  Net cash provided by financing activities                                         -        394,878
                                                                                         ------------     ----------

NET INCREASE (DECREASE) IN CASH                                                               223,894         18,095
CASH, beginning of year                                                                        64,034         45,939
                                                                                         ------------     ----------

CASH, end of year                                                                        $    287,928     $   64,034
                                                                                         ============     ==========

SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                                        $    736,256     $  414,161
                                                                                         ============     ==========


              The accompanying notes are an integral part of these
                            financial statements.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998


1. DESCRIPTION OF OPERATIONS:

Virginia Gas Distribution Company (the "Company" or "VGDC") was organized in 1992 under the laws of the Commonwealth of Virginia. The Company is 50 percent owned by Virginia Gas Company ("VGC") and 50 percent owned by a private investor. The primary business of VGDC is to develop and operate natural gas distribution systems, located in certain southwestern counties of the Commonwealth of Virginia.

VGDC operates under a Certificate of Public Convenience and Necessity issued by the Virginia State Corporation Commission ("VSCC"). The Company's gross profits are realized by the difference between the prices at which it purchases and the prices at which it sells natural gas to its industrial, commercial and residential customers. The prices at which the Company sells natural gas to its customers are in accordance with the rate schedules in its tariff filed with the VSCC. The Company purchases natural gas under short-term contracts that reflect the market price of natural gas.

In recent years, the Company has had significant losses. The losses have resulted from large expansions that are at this time underutilized. Until such time that new customers are added and rate increases are granted by the VSCC to recover the increased cost of service, the Company will continue to record losses. The Company has the commitment of VGC to provide sufficient financial and operating support to enable VGDC to continue to meet its obligations, however, VGC is technically in default of certain of its debt covenants. VGC has obtained waivers of these covenant violations through March 31, 2000.

2. MANAGEMENT'S PLAN:

As discussed in Note 1, VGDC relies upon the support of its 50 percent owner, VGC, therefore VGC's and VGDC's future plan are inexorably linked. VGC has classified $24 million of long-term debt as current due to a technical non-compliance with it's debt covenants. VGC's covenants require it to maintain certain financial ratios. As of December 31, 1999, one covenant requires VGC to maintain historical EBITDA of one and one-half times current debt service. VGC's Line of Credit (the "Line") with Wachovia Bank N.A. (the "Bank") is currently due on July 1, 2000, and as of December 31, 1999, had a balance outstanding of $6.0 million. The $6.0 million, in its entirety by definition, must be included in VCG's current debt service and, as a consequence, causes the technical non-compliance. VGC's senior lenders, John Hancock and Wachovia, have both provided VGC with a waiver through March 31, 2000. Furthermore, as of the quarter ended March 31, 2000, the covenant becomes more stringent, requiring VGC to maintain EBITDA of one and three-quarters times current debt service. Due to construction delays, VGC's revenue has not grown at the expected pace. Consequently, VGC, with its current debt structure, will have difficulty in meeting this covenant.

VGC is exploring options to refinance its Line in a manner that will avoid non-compliance with the covenant. One of those options is a partial liquidation of assets and a complete repayment of the Line. There can be no assurance that VGC will be successful in refinancing the Line. If it is unsuccessful, VGC plans to seek additional waivers or renegotiate the debt covenants, which will be at the discretion of VGC's lenders.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue in the period the natural gas is delivered to the customer.

PROPERTY AND EQUIPMENT

All direct and indirect costs relating to property acquisition, development costs and support equipment and facilities are capitalized as the properties are obtained or the facilities are placed into service. The Company provides for depreciation of property and equipment using the straight-line method over estimated useful lives ranging from 5 to 30 years.

LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangible assets (including goodwill) are reviewed for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. VGDC periodically evaluates whether events and circumstances have occurred that indicate whether the remaining balance may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, VGDC uses an estimate of its undiscounted net cash flow over the remaining life of the long-lived assets in measuring whether the long-lived asset is recoverable.

OTHER ASSETS

Costs incurred in conjunction with financing transactions are amortized on a straight-line basis, which is not materially different than the effective interest rate method, over the terms of the financing transactions.

INCOME TAXES

Income taxes are accounted for using the asset-and-liability method. Under the asset-and-liability method, deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 balances to conform to the 1999 presentation.

4. NOTES RECEIVABLE - AFFILIATED COMPANIES:


                                                                                              1999            1998
                                                                                          -------------   ------------
Note receivable from Virginia Gas Storage Company; interest
    receivable at 8.5%; principal due in maturities of $89,300 to
    $111,700 from 2003 to 2012                                                            $     915,807   $  2,915,807
                                                                                          =============   ============

5. PROPERTY AND EQUIPMENT:


                                                                                                1999            1998
                                                                                           ------------    ------------
Pipelines                                                                                  $  7,080,359    $  6,316,815
Project and construction in progress                                                            457,458         920,725
Other property and equipment                                                                     48,520         157,900
                                                                                           ------------    ------------
                                                                                              7,586,337       7,395,440

Less- Accumulated depreciation, depletion, and amortization                                    (828,667)       (609,156)
                                                                                           ------------    ------------
                                                                                           $  6,757,670    $  6,786,284
                                                                                           ============    ============

6. LONG-TERM DEBT:


                                                                                              1999            1998
                                                                                           ------------    ------------
Note payable to Virginia Gas Company; interest payable at
   8.5%: principal payable in maturities of $845,000 to
   $1,056,000 from 2003 to 2012                                                            $  8,661,172    $  8,661,172
                                                                                           ============    ============


In March 1998, VGC closed $24 million in senior notes with John Hancock Mutual Life Insurance Company. With $19.5 million of the proceeds, Virginia Gas Company called and retired the Series 1997 Russell County, Virginia Subordinated Natural Gas Facilities Revenue Bonds, the Series 1995 Buchanan County, Virginia Senior Subordinated Natural Gas Facilities Revenue Bonds, and the Series A 1994 Buchanan County, Virginia Natural Gas Revenue Bonds. Virginia Gas Company also defeased the Series A and B 1994 Russell County, Virginia Subordinated Natural Gas Facilities Revenue Bonds. This transaction refinanced the existing debt, of which a portion had been loaned to VGDC, at a lower rate. Accordingly in March 1998, the Company's promissory notes were canceled in favor of new notes with the lower rate. As a result of the refinancing, the Company recognized an extraordinary loss on extinguishment of debt of approximately $464,000.

As of December 31, 1999, principal payments on long-term debt for the next five years and thereafter are as follows:


        2000                                                      $            -
        2001                                                                   -
        2002                                                                   -
        2003                                                             845,000
        2004                                                             845,000
        Thereafter                                                     6,971,172

7. SALES TO MAJOR CUSTOMERS:

The Company has four significant customers that accounted for 33%, 23%, 11%, and 9% of 1999 operating revenues and 30%, 20%, 13%, and 12% of 1998 operating revenues, respectively.

8. INCOME TAXES:

The components of the benefit from income taxes are as follows:


                                                         1999            1998
                                                      ----------      ----------
                Current, Federal                       $  14,900      $ 238,978
                Deferred, Federal                       (231,124)      (458,119)
                                                      ----------      ----------
                                                       $(216,244)     $(219,141)
                                                      ==========      ==========

The components of deferred tax assets and liabilities are as follows:


                                                         1999            1998
                                                      ----------      ----------
        Deferred tax assets:
            Net operating loss carryforward           $1,143,984      $  786,907

        Deferred tax liabilities:
            Capital assets                              (423,005)       (297,052)
                                                      ----------      ----------
                          Net deferred tax assets     $   720,979     $  489,855
                                                      ===========     ==========


The Company has no valuation allowances as of December 31, 1999 and 1998. The Company believes that the net operating losses will be utilized through the future earnings of the Company. Currently, the Company's assets are underutilized due to a large expansion project in 1997. Over time the Company will experience customer growth in addition to rate increases, the first of which was obtained in early 2000, that will provide taxable income to offset the net operating loss carryforward.

The Company's actual provision for income tax as of December 31, 1999 and 1998 approximates the tax provision at the statutory Federal income tax rate.

9. RELATED-PARTY TRANSACTIONS:

With the exception of sales to outside third parties, a significant portion of the Company's transactions are with VGC and affiliated companies.

VGC provides certain general and administrative services for the Company. These services include professional services, insurance coverage and administrative services. Other transactions with affiliated companies include purchases of natural gas, natural gas storage and technical services provided for and by affiliated companies.

10. SUBSEQUENT EVENT:

The Company filed a rate case with the VSCC in August 1999. The Company requested a significant rate increase to cover cost of service. The Company's new tariff schedule, the subject of the rate case, was approved by the VSCC in March 2000 and placed in effect retroactively to January 23, 2000.