Form 10KSB/A
period 1999-12-31
VIRGINIA GAS CO
filed 2000-05-01
CIK 903689

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the fiscal year ended December 31, 1999 were $ 11,030,088.

The aggregate market value of the voting Common Stock, par value $.001 per share, held by nonaffiliates of the Registrant as of March 15, 2000 was approximately $ 15,011,000.

As of March 15, 2000, the Registrant had outstanding 5,504,906 shares of Common Stock, par value $.001.

This Form 10KSB/A is filed in order to include information required by Part III which was previously omitted pursuant to General Instruction E (3) to the Form. This Form 10KSB/A also includes certain exhibits not previously filed. In all other respects, the report is unchanged from the Form 10KSB filed on April 13, 2000.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                TABLE OF CONTENTS

 ITEM                                                                      PAGE
 NUMBER                           CAPTION                                NUMBER

          PART I
  1       Business                                                            3
  2       Properties                                                          9
  3       Legal Proceedings                                                   9
  4       Submission of Matters to a Vote of Security Holders                 9
          PART II

  5       Market for Common Equity and Related Stockholder Matters            9
  6       Management's Discussion and Analysis                               10
  7       Financial Statements                                               17
  8       Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                             33

          PART III

  9       Directors and Executive Officers of the Company                    33
  10      Executive Compensation                                             34
  11      Security Ownership of Certain Beneficial Owners and Management     36
  12      Certain Relationships and Related Transactions                     39
  13      Exhibits and Reports on Form 8-K                                   40
          Signatures                                                         44


ITEM 1.  BUSINESS

GENERAL

     Virginia Gas Company (the "Company") was organized in 1987 under the laws of the state of Delaware. The Company, directly or through its subsidiaries and affiliated companies, is primarily engaged in the storage, marketing, distribution, gathering, exploration and production of natural gas, and the distribution of propane gas. The Company's principal assets are located in the southwestern counties of the Commonwealth of Virginia.

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

                                 PRICE RANGE OF

                                  COMMON STOCK



                                                                       DIVIDENDS
                                            HIGH        LOW            PER SHARE

   1998
         First Quarter                    9          7 5/16             0.0175
         Second Quarter                   7 3/4      6                  0.0175
         Third Quarter                    6 7/32     4                  0.0175
         Fourth Quarter                   4 1/2      3                  0.0175
   1999

         First Quarter                    3 5/8      2 5/32             0.0175
         Second Quarter                   4 3/4      2 1/2              0.0175
         Third Quarter                    4 3/8      3 3/8                   -
         Fourth Quarter                   4          2 7/8                   -
   2000

         First Quarter (through March 15) 3 3/4      2 17/32                 -


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



     ---------------------------- ------------- -------------- ----------------
                                                                PERCENTAGE
                  REVENUE             1999              1998      CHANGE
     ---------------------------- ------------- -------------- ----------------
     ---------------------------- ------------- -------------- ----------------
     Natural Gas Sales              $2,865,000     $3,256,000       (12)%
     ---------------------------- ------------- -------------- ----------------
     Storage Revenues                2,898,000      2,600,000        11
     ---------------------------- ------------- -------------- ----------------
     Pipeline Revenues               1,140,000        447,000       155
     ---------------------------- ------------- -------------- ----------------
     Propane Gas Sales               1,845,000      1,261,000        46
     ---------------------------- ------------- -------------- ----------------
     Explor. & Prod. Revenues          351,000        342,000         3
     ---------------------------- ------------- -------------- ----------------
     Management Revenues               304,000        260,000        17
     ---------------------------- ------------- -------------- ----------------
     Interest and Other Income       1,627,000      1,634,000         0
     ---------------------------- ------------- -------------- ----------------
        Total  Revenue             $11,030,000    $ 9,800,000        13%
     ---------------------------- ------------- -------------- ----------------


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

FINANCIAL CONDITION

     Capital expenditures during 1999 were $ 7.5 million compared to $16.7 million in 1998 and were funded by the Company's line of credit with Wachovia Bank and cash flow from operations. Cash flow from operations improved dramatically to $3.8 million in 1999 from approximately $19,000 in 1998 as the Company's affiliates repaid working capital loans.

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

ITEM 7.  FINANCIAL STATEMENTS

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                         PAGE
Report of Independent Public Accountants                                                  17
Consolidated Balance Sheets as of December 31, 1999 and 1998                              18
Consolidated Statements of Operations for the years ended December 31, 1999 and 1998      19
Consolidated Statements of Changes in Stockholders' Equity for the years ended
    December 31, 1999 and 1998                                                            20
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998      21
Notes to Consolidated Financial Statements                                                22


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



ARTHUR ANDERSEN LLP

Richmond, Virginia
March 3, 2000



                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                    1999              1998
                                                             -----------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                $  1,444,731     $  1,763,753
    Accounts receivable                                         1,212,685        3,469,757
    Notes receivable                                               40,100           38,800
    Other current assets                                          899,168          498,707
                                                             ------------     ------------
                  Total current assets                          3,596,684        5,771,017

PROPERTY AND EQUIPMENT, net                                    43,145,750       37,139,538

INVESTMENT IN AFFILIATED COMPANIES                              4,343,460        3,930,554

NOTES RECEIVABLE - AFFILIATED COMPANIES                        13,000,912       13,000,912

OTHER ASSETS                                                      639,714          619,533
                                                             ------------     ------------
                  Total assets                                $64,726,520      $60,461,554
                                                             ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                         $24,045,144     $     46,734
    Line of credit                                              6,000,000        2,500,000
    Accounts payable                                              316,666          542,626
    Funds held for future distribution                            248,136          266,806
    Other current liabilities                                     242,011          261,624
                                                             ------------     ------------
                  Total current liabilities                    30,851,957        3,617,790

LONG-TERM DEBT                                                    209,709       24,254,444

DEFERRED INCOME TAXES                                             907,821          645,674
                                                             ------------     ------------
                  Total liabilities                            31,969,487       28,517,908
                                                             ------------     ------------
STOCKHOLDERS' EQUITY:

    Common stock - par value $.001, 100,000,000 shares
        authorized, 5,504,906 shares issued and outstanding         5,505            5,505
    Additional paid-in capital                                 31,375,267       31,375,267
    Retained earnings                                           1,376,261          562,874
                                                              -----------      -----------
                  Total stockholders' equity                   32,757,033       31,943,646
                                                              -----------      -----------
                  Total liabilities and stockholders' equity  $64,726,520      $60,461,554
                                                              ===========      ===========

                 The accompanying notes are an integral part of these consolidated balance sheets.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                                1999                1998
                                                                                           ------------           ---------
OPERATING REVENUES:
     Operating revenues                                                                    $  9,402,851         $ 8,165,771
     Interest and other income                                                                1,627,237           1,634,206
                                                                                           ------------           ---------
                                                                                             11,030,088           9,799,977
                                                                                           ------------           ---------
EXPENSES:

    Cost of natural gas sold                                                                  2,510,885           3,042,541
    Propane gas expense                                                                         848,217             574,002
    General and administrative                                                                2,300,777           1,646,448
    Depreciation, depletion, and amortization                                                 1,483,001             972,891
    Operation and maintenance expense                                                           887,412             899,030
    Production expenses                                                                          87,933             106,146
    Restructuring and impairment charges                                                              -           1,262,110
                                                                                           ------------           ---------
                                                                                              8,118,225           8,503,168
                                                                                           ============           =========

OTHER EXPENSES:
    Interest expense                                                                          1,645,589           1,452,677
    Other taxes                                                                                 444,342             174,978
                                                                                           ------------           ---------
                                                                                              2,089,931           1,627,655
                                                                                           ============           =========

INCOME (LOSS) BEFORE EARNINGS OF AFFILIATED COMPANIES, INCOME TAXES, AND
    EXTRAORDINARY LOSS                                                                          821,932           (330,846)

     Provision for (benefit from) income taxes                                                  228,793           (101,763)
                                                                                           ------------           ---------

INCOME (LOSS) BEFORE EARNINGS OF AFFILIATED COMPANIES AND
EXTRAORDINARY LOSS                                                                              593,139           (229,083)
     Equity in earnings (losses) of affiliated companies before
        extraordinary items                                                                     412,920            (58,102)
                                                                                           ------------           ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                       1,006,059           (287,185)
     Extraordinary loss on extinguishment of debt net of taxes of
        $444,000                                                                                      -           (832,493)
                                                                                           ------------           ---------
NET INCOME (LOSS)                                                                         $   1,006,059       $ (1,119,678)
                                                                                           ============           =========
WEIGHTED AVERAGE, SHARES ISSUED AND OUTSTANDING                                               5,504,906           5,504,906
                                                                                           ============           =========
NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED:

     Net income (loss) before extraordinary item                                          $        0.18       $       (0.05)

     Extraordinary loss on extinguishment of debt (net of tax)                                        -               (0.15)
                                                                                           ------------           ---------
     Net income (loss) per common share                                                   $        0.18       $       (0.20)
                                                                                           ============           =========


                 The accompanying notes are an integral part of these consolidated financial statements.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                    COMMON      ADDITIONAL        RETAINED
                                                    STOCK    PAID-IN CAPITAL      EARNINGS
                                               ------------  ---------------  ------------
BALANCE, December 31, 1997                     $      5,505   $ 31,241,082    $  2,067,916
    Repurchase of employee warrants                      --         (5,015)             --
    Payment of employee notes receivable for
       Stock                                             --        139,200              --
    Common stock dividends                               --             --        (385,364)
    Net loss                                             --             --      (1,119,678)
                                               ------------  ---------------  ------------
BALANCE, December 31, 1998                            5,505     31,375,267         562,874
    Common stock dividends                               --             --        (192,672)
  Net income                                             --             --       1,006,059
                                               ------------  ---------------  ------------
BALANCE, December 31, 1999                     $      5,505   $ 31,375,267    $  1,376,261
                                               ============  ===============  ============

                 The accompanying notes are an integral part of these consolidated financial statements.
                                        22

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                        1999            1998
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $  1,006,059    $ (1,119,678)
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion, and amortization                    1,483,001         972,891
         Gain on sale of fixed assets                                   (15,607)           --
         Undistributed losses (earnings) of affiliated companies       (412,920)         58,102
         Extraordinary loss on extinguishment of debt                      --         1,013,394
         Deferred income taxes                                          262,147        (280,234)
         Impairment charge                                                 --         1,021,498
         Decrease (increase) in accounts receivable                   2,249,460        (826,739)
         Increase in other current assets                              (400,461)       (193,484)
         Decrease in other assets                                      (140,480)        (47,334)
         Decrease in accounts payable                                  (225,960)       (550,220)
         Decrease in other current liabilities                          (38,283)        (28,780)
                                                                   ------------    ------------
                  Net cash provided by operating activities           3,766,956          19,416
                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (7,489,907)    (16,748,264)
    Proceeds from sale of assets                                        142,126          89,105
    Payments received on notes receivable                                   800         159,350
                                                                   ------------    ------------
                  Net cash used in investing activities              (7,346,981)    (16,499,809)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                        (2,856,325)    (19,645,855)
    Proceeds from new loans                                           6,310,000      26,500,000
    Purchase of warrants and options                                       --            (5,015)
    Payment of debt issuance costs                                         --          (659,311)
    Refund of financing reserve funds                                      --           688,792
    Dividends paid                                                     (192,672)       (385,364)
                                                                   ------------    ------------
                  Net cash provided by financing activities           3,261,003       6,493,247
                                                                   ------------    ------------
NET DECREASE IN CASH                                                   (319,022)     (9,987,146)

CASH, beginning of year                                               1,763,753      11,750,899
                                                                   ------------    ------------
CASH, end of year                                                  $  1,444,731    $  1,763,753
                                                                   ------------    ------------
                                                                   ------------    ------------
SUPPLEMENTAL DISCLOSURE:

    Interest paid                                                  $  2,202,825    $  2,028,874
                                                                   ------------    ------------
                                                                   ------------    ------------
    Income taxes paid                                              $    300,000    $     12,075
                                                                   ------------    ------------
                                                                   ------------    ------------

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

 2.  MANAGEMENT'S PLANS:

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

                                                                  1999            1998
                                                              -----------     -----------
        Current assets                                       $  1,462,597    $  1,313,989
        Property and equipment, net                            20,444,918      22,206,543
        Other assets                                            1,967,623       3,637,419
                                                              -----------     -----------
                                                              $23,875,138     $27,157,951
                                                              -----------     -----------
                                                              -----------     -----------



        Current liabilities                                 $     576,769    $  2,754,017
        Long-term debt                                         13,916,719      15,916,719
        Other liabilities                                         694,731         626,136
        Stockholders' equity                                    8,686,919       7,861,079
                                                              -----------     -----------
                                                              $23,875,138     $27,157,951
                                                              -----------     -----------
                                                              -----------     -----------

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31
                                                                 1999            1998
                                                              -----------     -----------
        Revenues                                             $  5,814,707   $  4,851,762
        Income (loss) before income taxes and
              extraordinary loss                                1,251,273        (176,084)
        Net income (loss)                                         825,840      (1,058,795)

The Company provides certain general and administrative services for the Affiliates. These services include professional services, insurance coverage and administrative services. Other transactions include purchases and sales of natural gas, natural gas storage, and technical services provided to the Affiliates.

VGSC, a 50% owned affiliate of VGC, sold its 60% interest in the Haysi gathering System in February 1999 for $2.7 million resulting n a $1.2 million before-tax gain. The Company recorded 50% of that gain through earnings of affiliates.

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

OTHER ASSETS

Costs incurred in conjunction with financing transactions are amortized on a straight-line basis, which is not materially different than the effective interest method, over the terms of the financing transactions.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 balances to conform to the 1999 presentation.

 4.  ACCOUNTS RECEIVABLE:

                                                                          1999            1998
                                                                    ------------    ------------
Trade receivables                                                  $     864,199   $     841,256
Due from affiliated companies                                            209,382       2,490,642
Lease operating expenses receivable                                      129,199         120,704
Joint-interest receivables                                                 9,905          17,155
                                                                    ------------    ------------
                                                                    $  1,212,685    $  3,469,757
                                                                    ------------    ------------
                                                                    ------------    ------------

The majority of the Company's accounts receivable are due from companies predominately involved in the marketing and distribution of oil and gas products.

 5. NOTES RECEIVABLE - AFFILIATED COMPANIES:

                                                                                              1999            1998
                                                                                           ------------    ------------
Note receivable from Virginia Gas Distribution Company; interest receivable at
   8.5%; principal payable in maturities of
   $845,000 to $1,056,000 from 2003 to 2012                                                $  8,661,172    $  8,661,172

Note receivable from Virginia Gas Storage Company;
   interest receivable at 8.5%; principal payable in maturities of
   $423,000 to $529,000 from 2003 to 2012                                                     4,339,740       4,339,740
                                                                                            -----------     -----------
                                                                                            $13,000,912     $13,000,912
                                                                                            -----------     -----------
                                                                                            -----------     -----------


 6.  PROPERTY AND EQUIPMENT:

                                                                            1999            1998
                                                                          -----------     -----------
Storage properties                                                        $15,628,751     $15,025,229
Pipelines                                                                  12,114,571      11,540,536
Work in progress                                                           11,984,847       7,332,997
Propane facilities                                                          3,877,907       2,635,165
Wells                                                                       1,455,086       1,525,247
Building and improvements                                                   1,077,037         860,861
Vehicles                                                                      498,926         430,079
Office equipment                                                              490,437         405,692
Equipment                                                                      74,269          96,229
                                                                          -----------     -----------
                                                                           47,201,831      39,852,035

Less- Accumulated depreciation, depletion, and amortization                (4,056,081)     (2,712,497)
                                                                          -----------     -----------
                                                                          $43,145,750     $37,139,538
                                                                          -----------     -----------
                                                                          -----------     -----------

 7.  OTHER ASSETS:

                                                                                1999            1998
                                                                          -----------     -----------
Deferred financing costs                                                $     243,678   $     572,313
Interest receivable                                                           222,433               -
Insurance proceeds receivable                                                 119,516               -
Other                                                                          48,575          47,220
Note receivable - trade                                                         5,512               -
                                                                          -----------     -----------
                                                                        $     639,714   $     619,533
                                                                          -----------     -----------
                                                                          -----------     -----------

 8.  DEBT:

                                                                                              1999             1998
                                                                                           -----------      ------------
Notes payable to John Hancock Mutual Life Insurance Company; interest payable quarterly at 8.5%, principal payable in maturities of $1,659,000 to
    $2,073,000 from 2003 to 2012                                                           $ 17,000,000     $ 17,000,000

Notepayable to Mellon Bank, NA; interest payable quarterly at 8.5%, principal
    payable in maturities of $390,000 to $488,000 from 2003 to 2012                           4,000,000        4,000,000



Notepayable to John Hancock Variable Life Insurance Company; interest payable quarterly at 8.5%, principal payable in maturities of $293,000 to
    $366,000 from 2003 to 2012                                                                3,000,000        3,000,000

Notepayable with interest at 8%; payable in monthly installments of principal and interest of $1,802 through November 2007; secured by an asset with a
    book value of $172,335 as of December 31, 1999                                              125,539          136,630

Notepayable with interest at 7.5%; payable in monthly installments of principal and interest of $1,119; maturing in February 2009, secured by an asset with a book value of $237,400 as of December 31, 1999
                                                                                                 88,802           95,324
Notes payable through 2001 with interest from 8% to 9.3%; secured by assets
    with a book value of $47,648 as of December 31, 1999                                         40,512           69,224
                                                                                         --------------      -----------
                                                                                             24,254,853       24,301,178

Less- Current portion                                                                           (45,144)         (46,734)

        Amounts classified as current                                                       (24,000,000)               -
                                                                                         --------------      -----------
Long-term debt                                                                           $      209,709      $24,254,444
                                                                                         --------------      -----------
                                                                                         --------------      -----------

In March 1998, the Company sold $24 million in senior notes to John Hancock Mutual Life Insurance Company ("John Hancock") in the form of four promissory notes. Subsequently, John Hancock assigned $4.0 million of these notes to Mellon Bank. With $19.5 million of the proceeds, the Company called and retired the Series 1997 Russell County, Virginia Subordinated Natural Gas Facilities Revenue Bonds, the Series 1995 Buchanan County, Virginia Senior Subordinated Natural Gas Facilities Revenue Bonds, and the Series A 1994 Buchanan County, Virginia Natural Gas Revenue Bonds. The Company also defeased the Series A and B 1994 Russell County, Virginia Subordinated Natural Gas Facilities Revenue Bonds. The remaining proceeds were used to develop the Company's pipeline projects. As a result of the refinancing, the Company recognized an extraordinary loss on extinguishment of debt for approximately $832,000. This amount is net of taxes and includes the Company's 50% share of the extraordinary loss recorded by its affiliates. The note agreement requires the Company to maintain certain debt service coverage ratios, a prescribed consolidated tangible net worth, and it limits the Company's total liabilities. As of December 31, 1999, the Company was not in compliance with these covenants. The Company has obtained waivers of these covenant violations through March 31, 2000. The notes are guaranteed by the Company's wholly-owned subsidiaries and the company has pledged the stock of 50 percent owned affiliates as collateral for the notes.

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

These options expire on June 30, 2002.

Changes in the options outstanding during the years ended December 31, 1999 and 1998, were as follows:

                                                                     WEIGHTED-AVERAGE
                                                                       EXERCISE PRICE
                                                            SHARES       PER SHARE
                                                            -------- ----------------
Outstanding, December 31, 1997                               110,000    $10.00
   Granted                                                   290,000    $4.125
   Canceled                                                 (100,000)   $10.00
Outstanding, December 31, 1998                               300,000     $4.32
   Canceled                                                  (30,000)   $4.125
Outstanding, December 31, 1999                               270,000     $4.34

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

12.  INCOME TAXES:

The components of the provision (benefit) for income taxes before extraordinary items are as follows:

                                                      1999           1998
                                                 -----------   -----------
        Current:
            Federal                              $  (30,317)   $   173,834
            State                                    (3,037)         4,637
                                                 -----------   -----------
                                                    (33,354)       178,471

        Deferred:
            Federal                                 238,279       (272,953)
            State                                    23,868         (7,281)
                                                 -----------   -----------
                                                    262,147       (280,234)
                                                 -----------   -----------
                                                $   228,793      $(101,763)
                                                 -----------   -----------
                                                 -----------   -----------

The components of deferred tax assets and liabilities are as follows:

                                                                           1999           1998
                                                                       -----------    -----------
        Deferred tax assets:
            Minimum tax credit carryforwards                           $   111,615    $   111,615
            Net operating loss carryforward                              1,264,898        887,461
                                                                       -----------    -----------
                          Total                                          1,376,513        999,076
                                                                       -----------    -----------
        Deferred tax liabilities:
            Capital assets                                               2,284,334      1,644,750
                                                                       -----------    -----------
                                                                         ---------        -------
                          Net deferred tax liabilities                 $   907,821    $   645,674
                                                                       -----------    -----------
                                                                       -----------    -----------

The Company has no valuation allowances as of December 31, 1999 and 1998.

A reconciliation of the tax provision at the statutory Federal income tax rate and the Company's actual provision for income tax before extraordinary items is as follows:

                                                                                         1999           1998
                                                                                      -----------      ---------
        Tax (benefit) at statutory rate of 34%                                        $   419,850      $(132,242)
        Equity in (earnings) losses of affiliated companies                              (152,780)        19,755
        State income taxes, less Federal benefit                                          (36,144)        (7,281)
        Statutory depletion in excess of cost depletion                                    (6,937)       (13,874)
        Other, net                                                                          4,804         31,879
                                                                                      -----------      ---------
                                                                                      $   228,793      $(101,763)
                                                                                      -----------      ---------
                                                                                      -----------      ---------

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

                                                            YEAR ENDED DECEMBER 31
                                                             1999               1998
                                                         ------------    ------------
STORAGE:

     Total assets                                        $ 23,264,477    $ 18,453,478
     Capital expenditures                                $  5,331,379    $  3,971,187

     Operating revenues                                  $  2,924,552    $  2,938,544
     Interest income                                             --           276,041
     Other income                                               2,729             725
     Operation and maintenance                               (466,657)       (505,099)
     Depreciation, depletion, and amortization               (564,987)       (374,080)
                                                         ------------    ------------
STORAGE OPERATING AND INTEREST INCOME                    $  1,895,637    $  2,336,131
                                                         ------------    ------------
                                                         ------------    ------------

PRODUCTION:

     Total assets                                        $  4,032,109    $  3,849,877
     Capital expenditures                                $     39,453    $     46,259

     Operating revenues                                  $  3,528,617    $  3,646,654
     Interest income                                           43,545          42,157
     Other income                                              20,666           7,038
     Cost of natural gas sold                              (2,510,885)     (3,042,541)
     Production expense                                       (87,933)       (106,146)
     Operations and maintenance                               (28,453)        (77,506)
     Depreciation, depletion, and amortization               (178,086)       (244,063)
                                                         ------------    ------------
PRODUCTION OPERATING AND INTEREST INCOME                 $    787,471    $    225,593
                                                         ------------    ------------
                                                         ------------    ------------
TRANSPORTATION:

     Total assets                                        $ 14,751,201    $ 13,693,638
     Capital expenditures                                $    654,904    $ 11,442,048

     Operating revenues                                  $  1,150,349    $    507,246
     Interest income                                             --            48,713
     Other income                                               1,099            --
     Operation and maintenance                                (17,916)        (64,103)
     Depreciation, depletion, and amortization               (267,793)       (135,610)
                                                         ------------    ------------
TRANSPORTATION OPERATING AND INTEREST INCOME             $    865,739    $    356,246
                                                         ------------    ------------
                                                         ------------    ------------
PROPANE DISTRIBUTION:

     Total assets                                        $  4,787,296    $  3,607,146
     Capital expenditures                                $  1,322,672    $  1,226,069

     Operating revenue                                   $  1,909,391    $  1,321,698
     Interest income                                             --            11,081
     Other income                                             244,748         165,791
     Propane gas expense                                     (848,217)       (574,002)
     Operation and maintenance                               (374,386)       (252,322)
     Depreciation, depletion, and amortization               (237,183)       (152,938)
                                                         ------------    ------------
PROPANE DISTRIBUTION OPERATING AND INTEREST INCOME       $    694,353    $    519,308
                                                         ------------    ------------
                                                         ------------    ------------
PARENT COMPANY:

     Investments in subsidiaries and affiliates          $ 29,093,460    $ 28,680,554
     Notes receivable from subsidiaries and affiliates   $ 23,460,004    $ 21,469,845
     Total assets                                        $ 58,022,637    $ 54,776,897
      Capital expenditures                               $    141,499    $     62,701


     Operating revenue                                   $    712,036    $        202
     Interest income                                        2,258,695       2,066,314
     Other income                                                 256           2,420
     Depreciation, depletion, and amortization               (234,952)        (66,200)
                                                         ------------    ------------

PARENT COMPANY OPERATING AND INTEREST INCOME             $  2,736,035    $  2,002,736
                                                         ------------    ------------
                                                         ------------    ------------
ELIMINATION OF INTERCOMPANY/INTERSEGMENT ACTIVITY:

    Total assets                                         $(40,131,200)   $(33,919,482)
    Operating revenues                                   $   (822,094)   $   (248,573)
    Interest income                                      $   (944,501)   $   (986,074)

VIRGINIA GAS COMPANY CONSOLIDATED:

     Total assets                                        $ 64,726,520    $ 60,461,554
     Capital expenditures                                $  7,489,907    $ 16,748,264
     Operating revenues                                  $  9,402,851    $  8,165,771
     Interest income                                        1,357,739       1,458,232
     Other income                                             269,498         175,974
     Cost of gas sold                                      (2,510,885)     (3,042,541)
     Propane gas expense                                     (848,217)       (574,002)
     Production expense                                       (87,933)       (106,146)
     Operations and maintenance                              (887,412)       (899,030)
     Depreciation, depletion, and amortization             (1,483,001)       (972,891)
VIRGINIA GAS COMPANY CONSOLIDATED OPERATING AND
                                                         ------------    ------------
   INTEREST INCOME                                       $  5,212,640    $  4,205,367
                                                         ------------    ------------
                                                         ------------    ------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

                  Set forth below is information regarding the Company's Directors, their ages, the period during which they have served as a Director, their business experience during at least the past five years and other directorships currently held by them.

         Glenn B. Rogers, age 61, served as Senior Vice President of Marketing and Gas Supply for United Cities Gas Company from 1970 until his retirement in October 1997. In this position, he was responsible for the propane operations of United Cities Gas Company. From 1979 to 1987, Mr. Rogers served United Cities Gas Company as Group Vice President of Gas Supply, Marketing and Rates and from 1976 to 1979 he served as Vice President of Gas Supply. Mr. Rogers is a past president of the Southeastern Gas Association. He also serves as a director of Vietti Food Corporation. Mr. Rogers holds a B.S. degree in mathematics from Peabody College and a Master's degree in mathematics from Southeast Oklahoma State College. Mr. Rogers' term as a Director expires in 2001. Mr. Rogers was elected Chairman of the Board in April 1999.

         Michael L. Edwards, age 47, has served as President and Director of the Company since its formation in 1987 and as Chairman from 1987 to April 1999. He also serves as President of Virginia Gas Exploration Company, Virginia Gas Pipeline Company, Virginia Gas Marketing Company, Virginia Gas Propane Company, Virginia Gas Storage Company and Virginia Gas Distribution Company. From 1983 to 1986 Mr. Edwards served as Executive Vice President and Director of Petroleum Development Corporation. Mr. Edwards is a Phi Beta Kappa graduate of the University of California, Berkeley and he received an MBA from the Stanford University School of Business. Mr. Edwards' term as a Director expires in 2002. He is the husband of Karen K. Edwards.

         Karen K. Edwards, age 42, has served as Vice President and Director of the Company since its formation in 1987. She served as Treasurer until September 1995 and as Secretary until March 1998. Ms. Edwards received an MBA from the Colgate Darden Graduate School of Business at the University of Virginia and a Bachelor's degree in Business Administration from the University of Colorado. Ms. Edwards' term as a Director expires in 2001. She is the wife of Michael L. Edwards.

         Everette G. Allen, Jr., age 59, has served as a Director of the Company since January 1998. He has served as Chairman of Hirschler, Fleischer, Weinberg, Cox & Allen, a law firm located in Richmond, Virginia since 1986, and has been employed by that firm since 1970. Mr. Allen is a director of Hersha Hospitality Trust, a publicly traded real estate investment trust registered on the American Stock Exchange. Mr. Allen has served as a member of the Board of Trustees for Randolph-Macon College and is a Fellow with the American College of Trial Lawyers. He is a Phi Beta Kappa graduate of Randolph-

Macon College and a graduate of the University of Virginia Law School. Mr. Allen's term as Director expires in 2000.

         G. Lee Crenshaw, II, age 41, has served as a Director of the Company since January 1998. He has served as a Director and Senior Vice President of Anderson & Strudwick, Inc., an investment/brokerage firm, since 1994. From 1991 to 1994 he was employed at Scott & Stringfellow, an investment/brokerage firm, as Vice President. Mr. Crenshaw was employed as a stockbroker at Wheat, First Securities, Inc. from 1982 to 1991. He is a graduate of Virginia Commonwealth University. Mr. Crenshaw's term as a Director expires in 2000.

EXECUTIVE OFFICERS

         The executive officers are elected to serve annual terms at the first Board of Directors meeting following the annual meeting of the stockholders. Certain information concerning the Company's executive officers as of March 31, 2000 is set forth below, except that information concerning Mr. and Mrs. Edwards is presented above.

         James E. Talkington, III, age 40, has served as Vice President, Land and Legal Affairs of the Company since April 1998. Mr. Talkington has also served as the Company's Secretary since June 1999. He has been employed by the Company since 1994 as land manager. Prior to his affiliation with the Company, Mr. Talkington was an independent land manager for Ashland Exploration Company in 1994. From 1989 to 1993 Mr. Talkington was employed by Continental Reserves Oil Company as land manager.

         Bradley L. Swanson, age 53, has served as Vice President, Marketing and Government Affairs of the Company since April 1998. He has been employed by the Company since 1987 with responsibility for land leasing, right of way purchases, legal matters, marketing, and government relations. From 1983 to 1987 Mr. Swanson was the owner and operator of Home Town Properties, a residential and commercial real estate firm.

         G. Scott Hill, age 43, has served as Vice President, Operations of the Company since April 1998. He has been employed by the Company since March 1997 with responsibility for gas storage and pipeline operations. From 1985 to 1996 Mr. Hill was employed by Columbia Natural Resources as a drilling engineer.

         Robert C. Withrow, Jr., age 52, has served as Treasurer of the Company since April 1998. He has been employed by the Company since February 1998 as director of accounting. From 1981 to 1997 Mr. Withrow was employed as Vice President of Finance of The Dosco Corporation. From 1979 to 1980 he was employed by American Electric Power Company as internal audit manager. Mr. Withrow was employed by Deloitte & Touche from 1972 to 1979 as senior auditor. He is a certified public accountant.

         William L. Clear, age 29, has served as Chief Financial Officer of the Company beginning in December 1998 and Assistant Secretary of the Company since April 1998. He has been employed by the Company since March 1998 as Controller. From 1993 to February 1998 Mr. Clear was employed by Coopers and Lybrand L.L.P. as a business assurance senior associate specializing in audits of utility companies. He received a B.S. in accounting from Emory & Henry College and an M.A. in accounting from the University of Tennessee, Knoxville. Mr. Clear is a certified public accountant.

         Timothy L. Ferguson, age 35, has served as Senior Vice President of the Company since November 1998. He has been employed by the Company since March 1998 with responsibility primarily for pipeline and storage operations. Mr. Ferguson also serves as Senior Vice President of Operations for Virginia Gas Pipeline Company, Virginia Gas Storage Company, Virginia Gas Distribution Company, Virginia Gas Exploration Company and Virginia Gas Propane Company. Prior to his affiliation with the Company, Mr. Ferguson was employed by Palmer Engineering Company, as an engineering project manager between 1994 and 1998, and by Tenneco Gas, as a project engineer from 1989 to 1994.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors of the Company receive $2,500 for attending each Board of Directors meeting. Directors also receive an additional $2,500 annually for serving on the Audit Committee. Allen, Crenshaw, and Ms. Edwards serve on the Audit Committee. Directors are eligible to participate in the Company's 1998 Stock Option Plan. No stock options were granted during fiscal year 1999 to any directors

EXECUTIVE COMPENSATION

         The following table presents information concerning the annual compensation of the Chief Executive Officer and each executive officer of the Company whose salary and bonus were greater than $100,000 in 1999. No officer, except Michael Edwards, received salary and bonus in excess of $100,000 in 1999. This table presents compensation for services rendered in all capacities to the Company in 1999, 1998 and 1997.

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------

                                                                                       Stock
                                                                                      Options
Name and Principal                                                                        and        All Other
      Position                            Year       Salary(1)         Bonus          Warrants       Comp.
                                          ----       ---------         -----         ---------       -----------
Michael L. Edwards                        1999        $155,000         $   -         $     -         $20,864 (2)
  President and Chief                     1998        $155,000         $31,802       $     -         $32,441
  Executive Officer                       1997        $157,917         $50,000       $     -         $32,837

(1) Amounts include cash compensation earned and received by the named officer as well as amounts deferred under a 401(k) Savings Plan.

(2)      Amounts shown include Company contributions to a 401(k) Savings Plan of
         $10,000, life insurance premiums of      , board fees of $10,000, and
         vehicle compensation of $864. vehicle allowances and directors' fees.

EMPLOYMENT AGREEMENT

         On May 23, 1996, the Company entered into a ten-year employment agreement with Michael L. Edwards which provides for an annual salary of $155,000. Mr. Edwards will also receive annual bonuses computed on the basis of 10% of the Company's pre-tax earnings on all amounts from $1,000,000 to $1,999,999 and 15% of the Company's pre-tax earnings on all amounts in excess of $2,000,000. The bonus for 1996 was $50,000 and was paid in 1997. The bonus for 1997 was $31,802 and was paid in 1998. In the event Mr. Edwards' employment is terminated by the Company for any reason other than for cause during the term of the employment agreement, at the election of Mr. Edwards the Company will be obligated to purchase all or a portion of the shares held by him and/or his wife at a price equal to 150% of the market value of the Company's shares on the date of termination. In addition, the Company will be obligated to pay Mr. Edwards in a lump sum all salary amounts payable to Mr. Edwards through the term of the employment agreement plus an additional $2,000,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock by the Company's directors and executive officers as of March 31, 2000, as well as additional information about beneficial owners of 5% or more of the Company's common stock based upon filings with the Securities and Exchange Commission and to the Company's knowledge.

Name and Address (1)                                             Amount of                    Percent of
of Beneficial Owner                                              Ownership                       Class
--------------------                                             ---------                    -----------
Dr. James T. Martin                                                    800,058                  14.53%
Eagle Top Long Road
Waitesville, Vermont  05673

Michael L. and Karen K. Edwards                                        752,576   (2)            13.67%

Michael L. Edwards                                                       6,000                   *

Karen K. Edwards                                                         9,900                   *

G. Lee Crenshaw, II                                                     30,639   (3)             *
707 East Main Street, 20th Floor
Richmond, Virginia  23219

Everette G. Allen, Jr.                                                  95,000   (4)             1.73%
Federal Reserve Bank Building

701 East Byrd Street
Richmond, Virginia  23219

Glenn B. Rogers
605 Westover Drive
Nashville, Tennessee  37209                                             22,000   (5)             *
                                                                        ------


All executive officers and directors as                           1,738,977.83                   31.59%
a group

*        Less than 1%.

(1) Except as otherwise noted, the address of the holder is in care of the Company.

(2) Includes 363,663 shares which may be issued to Mr. and Mrs. Edwards upon exercise of a presently exercisable warrant, the exercise price under which is $9.90 per share.

(3) Includes 20,000 shares which may be issued to Mr. Crenshaw upon exercise of presently exercisable stock options. Mr. Crenshaw also holds options to acquire an additional 40,000 shares which may be issued to Mr. Crenshaw upon exercise as follows: 20,000 shares exercisable on each of October 1, 2000 and October 1, 2001.

(4) Includes 20,000 shares which may be issued to Mr. Allen upon exercise of presently exercisable stock options. Mr. Allen also holds options to acquire an additional 40,000 shares which may be issued to Mr. Allen upon exercise as follows: 20,000 shares exercisable on each of October 1, 2000 and October 1, 2001.

(5) Includes 20,000 shares which may be issued to Mr. Rogers upon exercise of presently exercisable stock options. Mr. Rogers also holds options to acquire an additional 40,000 shares which may be issued to Mr. Rogers upon exercise as follows: 20,000 shares exercisable on each of October 1, 2000 and October 1, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert C. Bright, who served as Secretary of the Company from April 1998 through June 1999, is a stockholder in the Law Offices of Robert C. Bright, a Professional Corporation, which provides certain legal services to the Company. During 1998 and 1999, Mr. Bright's law firm received legal fees from the Company of approximately $300,000 and $115,000, respectively. It is anticipated that Mr. Bright will continue to provide limited legal services to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included:

    EXHIBIT                  DESCRIPTION OF EXHIBIT

*     3.1      Amended and Restated Certificate of Incorporation

*     3.2      Bylaws of Virginia Gas Company as Amended on June 10, 1998

*     4.1      John Hancock Note Purchase Agreement dated as of March 19, 1998

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

     10.30     Firm Storage Service Contract between Virginia Gas Pipeline
               Company and ALCOA (incorporated by reference to Exhibit 10.30 to Virginia Gas Company's Form SB-2 Registration No. 333-32009)

     10.31     Gas Transportation Agreement between Virginia Gas Distribution
               Company and East Tennessee Gas Company (incorporated by reference to Exhibit 10.31 to Virginia Gas Company's Form SB-2 Registration
               No. 333-32009)

     10.32     Underwriting Agreement between Virginia Gas Company and Ferris,
               Baker Watts, Incorporated (incorporated by reference to Exhibit
               1.1 to Virginia Gas Company's Form SB-2 Registration No.
               333-32009)

     21.1 Subsidiaries and Affiliates of Virginia Gas Company incorporated by reference to Exhibit 21.1 to Virginia Gas Company's 10KSB for fiscal 1999

     23.1      Consent of Arthur Andersen LLP incorporated by reference to
               Exhibit 23.1 to Virginia Gas Company's 10KSB for fiscal 1999

     27.1      Financial Data Schedule incorporated by reference to Exhibit 27.1 to Virginia Gas Company's 10KSB for fiscal 1999

     99.1 Financial Statements of Virginia Gas Storage Company incorporated by reference to Exhibit 99.1 to Virginia Gas Company's 10KSB for fiscal 1999

     99.2 Financial Statements of Virginia Gas Distribution Company incorporated by reference to Exhibit 99.2 to Virginia Gas
               Company's 10KSB for fiscal 1999

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

/s/   GLENN B. ROGERS              Chairman of the Board of Directors
----------------------------------
          Glenn B. Rogers

/s/   KAREN K. EDWARDS             Vice President and Director
----------------------------------
         Karen K. Edwards

/s/  WILLIAM L. CLEAR              Vice President and Chief Financial Officer
----------------------------------
         William L. Clear