Form 10QSB
period 2000-03-31
VIRGINIA GAS CO
filed 2000-05-15
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

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

[ x ]  Yes        [   ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock-Par Value $.001, 5,504,906 shares issued and outstanding.

Transition Small Business Issues Disclosure Format (Check One)

[   ]  Yes        [   ]  No

                              VIRGINIA GAS COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


 ITEM                                                                     PAGE
NUMBER                                                                   NUMBER
------                                                                   ------
                         PART I - FINANCIAL INFORMATION

  1         Financial Statements:

            Virginia Gas Company and Subsidiaries
               Consolidated Balance Sheets at March 31, 2000 (Unaudited)
                 and December 31, 1999                                        3
               Consolidated Statements of Operations (Unaudited) for the
                 Three Months Ended March 31, 2000 and 1999                   4
               Consolidated Statements of Cash Flows (Unaudited) for the
                 Three Months Ended March 31, 2000 and 1999                   5
              Notes to Consolidated Financial Statements (Unaudited)          6

            Virginia Gas Storage Company
              Balance Sheets at March 31, 2000 (Unaudited) and
                December 31, 1999                                             9
              Statements of Operations (Unaudited) for the Three Months
                Ended March 31, 2000 and 1999                                10
              Statements of Cash Flows (Unaudited) for the Three Months
                Ended March 31, 2000 and 1999                                11
              Notes to Financial Statements (Unaudited)                      12

            Virginia Gas Distribution Company
              Balance Sheets at March 31, 2000 (Unaudited) and
                December 31, 1999                                            13
              Statements of Operations (Unaudited) for the Three
                Months Ended March 31, 2000 and 1999                         14
              Statements of Cash Flows (Unaudited) for the Three Months
                Ended March 31, 2000 and 1999                                15
              Notes to Financial Statements (Unaudited)                      16

  2         Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      17

                           PART II - OTHER INFORMATION

  3         Defaults Upon Senior Securities                                  20

  6         Exhibits and Reports on Form 8-K                                 20

            List of Exhibits                                                 21

            Signature                                                        22

            Index to Exhibits                                                23


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                       MARCH 31,     DECEMBER 31,
                                                                         2000             1999
                                                                      -----------    ------------
                                                                     (unaudited)
                                     ASSETS
CURRENT ASSETS:

    Cash and cash equivalents                                         $   940,763     $ 1,444,731
    Accounts receivable                                                 1,037,771       1,212,685
    Notes receivable                                                       39,900          40,100
    Other current assets                                                  638,080         899,168
                                                                      -----------    ------------
                  Total current assets                                  2,656,514       3,596,684

PROPERTY AND EQUIPMENT, net                                            44,826,988      43,145,750

INVESTMENT IN AFFILIATED COMPANIES                                      4,368,520       4,343,460

NOTES RECEIVABLE - AFFILIATED COMPANIES                                13,000,912      13,000,912

OTHER ASSETS                                                              363,092         639,714
                                                                      -----------    ------------
                  Total assets                                        $65,216,026     $64,726,520
                                                                      ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt                                 $24,034,826     $24,045,144
    Line of credit                                                      6,000,000       6,000,000
    Accounts payable                                                      694,482         316,666
    Funds held for future distribution                                     66,520         248,136
    Other current liabilities                                             334,421         242,011
                                                                      -----------    ------------
                  Total current liabilities                            31,130,249      30,851,957

LONG-TERM DEBT                                                            209,709         209,709

DEFERRED INCOME TAXES                                                     908,980         907,821
                                                                      -----------    ------------
                  Total liabilities                                    32,248,938      31,969,487
                                                                      -----------    ------------

STOCKHOLDERS' EQUITY:

    Common stock - par value $.001, 100,000,000 shares authorized,
       5,504,906 shares issued and outstanding                              5,505           5,505
    Additional paid-in capital                                         31,375,267      31,375,267
    Retained earnings                                                   1,586,316       1,376,261
                                                                      -----------    ------------
                  Total stockholders' equity                           32,967,088      32,757,033
                                                                      -----------    ------------
                  Total liabilities and stockholders' equity          $65,216,026     $64,726,520
                                                                      ===========     ===========


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                          2000           1999
                                                       ----------     ----------

REVENUE:
    Operating revenue                                  $2,804,159     $2,498,965
    Interest and other income                             379,516        368,031
                                                       ----------     ----------
                                                        3,183,675      2,866,996
                                                       ----------     ----------

EXPENSES:

    Cost of natural gas sold                              551,647        464,236
    Propane gas expense                                   498,702        251,883
    General and administrative                            526,462        441,835
    Depreciation, depletion, and amortization             358,497        328,485
    Operations and maintenance                            307,444        347,345
    Production expense                                     18,534         16,958
                                                       ----------     ----------
                                                        2,261,286      1,850,742
                                                       ----------     ----------
OTHER EXPENSES:
    Interest expense                                      497,426        365,840
    Other taxes                                           146,383         63,759
                                                       ----------     ----------
                                                          643,809        429,599
                                                       ----------     ----------
INCOME BEFORE EARNINGS OF AFFILIATED COMPANIES AND
  INCOME TAXES                                            278,580        586,655

Equity in earnings of affiliated companies                 25,060        440,621
                                                       ----------     ----------
INCOME BEFORE INCOME TAXES                                303,640      1,027,276

Provision for income taxes                                 93,585        195,144
                                                       ----------     ----------
NET INCOME                                             $  210,055     $  832,132
                                                       ==========     ==========
WEIGHTED AVERAGE, SHARES ISSUED AND OUTSTANDING         5,504,906      5,504,906
                                                       ==========     ==========
EARNINGS PER COMMON SHARE, BASIC AND DILUTED:

       Net income                                      $     0.04     $     0.15
                                                       ==========     ==========


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                        2000            1999
                                                                    -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $   210,055      $   832,132
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion, and amortization                      358,497          328,485
         Undistributed earnings of affiliated companies                 (25,060)        (440,621)
         Deferred income taxes                                            1,159               --
         Decrease in accounts receivable                                175,114        2,406,060
         Decrease (increase) in other current assets                    261,088         (361,223)
         Decrease (increase) in other assets                            271,938          (94,367)
         Increase in accounts payable                                   377,816        1,123,819
         Decrease in other current liabilities                          (89,206)         (70,213)
                                                                    -----------      -----------
                  Net cash provided by operating activities           1,541,401        3,724,072
                                                                    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (2,035,051)      (2,223,022)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of loan principal                                           (10,318)        (511,870)
    Dividends paid                                                           --          (96,336)
                                                                    -----------      -----------
                  Net cash used in financing activities                 (10,318)        (608,206)
                                                                    -----------      -----------
NET INCREASE (DECREASE) IN CASH                                        (503,968)         892,844

CASH, beginning of period                                             1,444,731        1,763,753
                                                                    -----------      -----------
CASH, end of period                                                 $   940,763      $ 2,656,597
                                                                    ===========      ===========
SUPPLEMENTAL DISCLOSURE:
    Interest paid                                                   $   579,379      $   714,274
                                                                    ===========      ===========


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL:

         The accompanying unaudited consolidated financial statements as of March 31, 2000, and for the three months ended March 31, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Virginia Gas Company (the "Company" or "VGC") annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The consolidated financial statements for 1999 and the unaudited consolidated financial statements for 2000 include the accounts of four wholly owned subsidiaries. The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentages of interest owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

2. MANAGEMENT'S PLANS:

         These statements have been prepared with the assumption that the Company will continue as a going concern. The Company has classified $24 million of long-term debt as current due to non-compliance with the Company's debt covenants. The Company's covenants require it to maintain certain financial ratios. As of March 31, 2000, one covenant requires the Company to maintain historical EBITDA of one and three-quarters times current debt service. The Company's Line of Credit (the "Line") with Wachovia Bank N.A. ("Wachovia") is currently due on July 1, 2000, and as of March 31, 2000, had a balance outstanding of $6.0 million. The $6.0 million, in its entirety by definition, must be included in the Company's current debt service and, as a consequence, causes the non-compliance. Furthermore, due to construction delays, the Company's revenue has not grown at the expected pace. Consequently, the Company, with its current debt structure, will have difficulty in meeting this covenant in the future.

         Waivers have been requested from the Company's senior lenders, John Hancock and Wachovia, but to date neither lender has provided a waiver nor have they acted to accelerate their loans or otherwise access remedies which are available to them as a result of the default. Although the Company has not been formally notified of the lenders' plans, management believes that they have determined temporarily to postpone any action pending the outcome of the Company's exploration of the strategic initiatives that the Company has previously disclosed are under active consideration. There can be no assurance that the strategic alternatives under consideration will lead to waivers or amendments from the lenders or that the lenders will continue to postpone the exercise of their remedies.

         In addition to exploring strategic alternatives, the Company is investigating options to refinance its Line in a manner that will avoid non-compliance with its covenants. One of those options is a partial liquidation of assets and a complete repayment of the Line. There can be no assurance that the Company will be successful in refinancing the Line. If it is unsuccessful, the Company plans to renegotiate the debt covenants, which will be at the discretion of the Company's lenders.

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


                                                                  THREE MONTHS ENDED MARCH 31
                                                                    2000              1999
                                                                 ------------      ------------


STORAGE:
     Total assets                                                $ 24,500,600      $ 20,813,406
     Capital expenditures                                        $  1,710,574      $  1,641,785

     Operating revenues                                          $    753,452      $    743,124
     Other income                                                       7,241                --
     Operation and maintenance                                       (104,305)         (148,874)
     Depreciation, depletion, and amortization                       (154,091)         (134,032)
                                                                 ------------      ------------
STORAGE OPERATING INCOME                                         $    502,297      $    460,218
                                                                 ============      ============

PRODUCTION:

     Total assets                                                $  4,016,110      $  3,057,518
     Capital expenditures                                        $      4,249      $     20,633

     Operating revenues                                          $    780,228      $    787,557
     Interest income                                                   20,599            10,953
     Other income                                                       1,500             2,818
     Cost of natural gas sold                                        (551,647)         (464,236)
     Production expense                                               (18,534)          (16,958)
     Operations and maintenance                                       (34,422)          (24,088)
     Depreciation, depletion, and amortization                        (39,824)          (45,275)
                                                                 ------------      ------------
                      PRODUCTION OPERATING INCOME                $    157,900      $    250,771
                                                                 ============      ============

TRANSPORTATION:

     Total assets                                                $ 14,648,595      $ 13,915,611
     Capital expenditures                                        $     99,508      $    282,726

     Operating revenues                                          $    287,141      $    288,912
     Other income                                                       2,759                --
     Operation and maintenance                                        (40,563)          (57,895)
     Depreciation, depletion, and amortization                        (59,924)          (66,280)
                                                                 ------------      ------------
                    TRANSPORTATION OPERATING INCOME              $    189,413      $    164,737
                                                                 ============      ============

PROPANE DISTRIBUTION:

     Total assets                                                $  5,067,100      $  3,909,741
     Capital expenditures                                        $    302,528      $    273,325

     Operating revenue                                           $  1,032,370      $    708,593
     Other income                                                      63,004            78,887
     Propane gas expense                                             (498,702)         (251,883)
     Operation and maintenance                                       (128,154)         (116,488)
     Depreciation, depletion, and amortization                        (74,471)          (52,097)
                                                                 ------------      ------------
                 PROPANE DISTRIBUTION OPERATING INCOME           $    394,047      $    367,012
                                                                 ============      ============


PARENT COMPANY:


     Investments in subsidiaries and affiliates                  $ 29,118,520      $ 29,121,161
     Notes receivable from subsidiaries and affiliates           $ 23,737,514      $ 21,469,845
     Total assets                                                $ 57,574,169      $ 54,162,941
     Capital expenditures                                        $    (81,808)     $      4,553

     Operating revenue                                           $    175,386      $    219,814
     Interest income                                                  589,594           462,358
     Other income                                                          --                20
     Depreciation, depletion, and amortization                        (30,187)          (30,801)
                                                                 ------------      ------------
                    PARENT COMPANY OPERATING INCOME              $    734,793      $    651,391
                                                                 ============      ============

ELIMINATION OF INTERCOMPANY/INTERSEGMENT ACTIVITY:

    Total assets                                                 $(40,590,548)     $(34,120,130)
    Operating revenues                                           $   (224,418)     $   (249,035)
    Interest and other income                                    $   (305,181)     $   (187,005)

VIRGINIA GAS COMPANY CONSOLIDATED:

     Total assets                                                $ 65,216,026      $ 61,739,087
     Capital expenditures                                        $  2,035,051      $  2,223,022

     Operating revenues                                          $  2,804,159      $  2,498,965
     Interest and other income                                        379,516           368,031
     Cost of gas sold                                                (551,647)         (464,236)
     Propane gas expense                                             (498,702)         (251,883)
     Production expense                                               (18,534)          (16,958)
     Operations and maintenance                                      (307,444)         (347,345)
     Depreciation, depletion, and amortization                       (358,497)         (328,485)
                                                                 ------------      ------------
          VIRGINIA GAS COMPANY CONSOLIDATED OPERATING INCOME     $  1,448,851      $  1,458,089
                                                                 ============      ============


                          VIRGINIA GAS STORAGE COMPANY

                                 BALANCE SHEETS


                                                                         MARCH 31,      DECEMBER 31,
                                                                           2000             1999
                                                                       -------------   -------------
                                                                       (unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash                                                               $     842,388   $     411,520
    Accounts receivable                                                      232,647         452,468
    Other current assets                                                      17,832          31,378
                                                                       -------------   -------------
                  Total current assets                                     1,092,867         895,366

PROPERTY AND EQUIPMENT, net                                               13,627,136      13,687,248

OTHER ASSETS                                                                 210,986         213,249
                                                                       -------------   -------------
                  Total assets                                         $  14,930,989   $  14,795,863
                                                                       =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $     634,690   $     280,816
    Other current liabilities                                                 57,651          24,659
                                                                       -------------   -------------
                  Total current liabilities                                  692,341         305,475

LONG-TERM DEBT                                                             4,885,547       5,255,547

DEFERRED INCOME TAXES                                                        694,731         694,731
                                                                       -------------   -------------
                  Total liabilities                                        6,272,619       6,255,753
                                                                       -------------   -------------
STOCKHOLDERS' EQUITY:
    Common stock - no par value, 50,000 shares authorized
      and 38,200 shares issued and outstanding                             5,640,000       5,640,000
    Retained earnings                                                      3,018,370       2,900,110
                                                                       -------------   -------------
                  Total stockholders' equity                               8,658,370       8,540,110
                                                                       -------------   -------------
                  Total liabilities and stockholders' equity           $  14,930,989   $  14,795,863
                                                                       =============   =============


                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                    2000           1999
                                                  ----------     ----------

REVENUE:
    Operating revenue                             $1,261,175     $1,170,594
    Gain on sale of Haysi Gathering System                --      1,215,850
    Interest and other income                         29,452         13,202
                                                  ----------     ----------
                                                   1,290,627      2,399,646
                                                  ----------     ----------

EXPENSES:
    Purchased gas expense                            544,907        362,386
    Operation and maintenance expense                232,338        241,447
    Depreciation, depletion, and amortization        101,428        122,161
    General and administrative                       121,092         82,174
                                                  ----------     ----------
                                                     999,765        808,168
                                                  ----------     ----------
INTEREST EXPENSE                                     111,680        133,674
                                                  ----------     ----------
INCOME BEFORE INCOME TAXES                           179,182      1,457,804

Provision for income taxes                            60,922        495,653
                                                  ----------     ----------
NET INCOME                                        $  118,260     $  962,151
                                                  ==========     ==========


                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                       2000             1999
                                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $   118,260      $   962,151
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation, depletion, and amortization                        101,428          122,161
      Gain on sale of fixed assets                                          --       (1,355,669)
      Decrease (increase) in accounts receivable                       219,821         (216,675)
      Decrease in other current assets                                  13,546            6,564
      Increase in other assets                                              --          (15,629)
      Increase (decrease) in accounts payable                          353,874         (891,510)
      Increase in other current liabilities                             32,992          731,759
                                                                   -----------      -----------
           Net cash provided by (used in) operating activities         839,921         (656,848)
                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                           (39,053)         (13,879)
   Proceeds from sale of fixed assets                                       --        2,700,000
                                                                   -----------      -----------
           Net cash provided by (used in) investing activities         (39,053)       2,686,121
                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                          (370,000)      (2,002,915)
                                                                   -----------      -----------
NET INCREASE IN CASH                                                   430,868           26,358

CASH, beginning of period                                              411,520           36,800
                                                                   -----------      -----------
CASH, end of period                                                $   842,388      $    63,158
                                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                   $   111,680      $    92,457
                                                                   ===========      ===========


                          VIRGINIA GAS STORAGE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1. GENERAL:

         The accompanying unaudited financial statements as of March 31, 2000, and for the three months ended March 31, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Storage Company (VGSC). Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2000.

         In February 1999, the Company sold its 60 percent interest in the Haysi Gathering System for $2,700,000. This resulted in a net before tax gain of $1,216,000 recorded during the quarter ending March 31, 1999.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                                 BALANCE SHEETS



                                                                        MARCH 31,       DECEMBER, 31
                                                                          2000             1999
                                                                       -----------      -----------
                                                                       (unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash                                                               $   164,282      $   287,928
    Accounts receivable                                                    249,698          215,826
    Other current assets                                                   394,579           63,477
                                                                       -----------      -----------
                  Total current assets                                     808,559          567,231

PROPERTY AND EQUIPMENT, net                                              6,772,115        6,757,670

NOTES RECEIVABLE                                                           545,807          915,807

DEFERRED TAX ASSET                                                         720,979          720,979

OTHER ASSETS                                                               115,796          117,588
                                                                       -----------      -----------
                  Total assets                                         $ 8,963,256      $ 9,079,275
                                                                       ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                   $   202,665      $   238,261
    Other current liabilities                                               20,749           33,033
                                                                       -----------      -----------
                  Total current liabilities                                223,414          271,294

LONG-TERM DEBT                                                           8,661,172        8,661,172
                                                                       -----------      -----------
                  Total liabilities                                      8,884,586        8,932,466
                                                                       -----------      -----------
STOCKHOLDERS' EQUITY:
    Common stock - no par value, 100,000 shares authorized, 75,000
       shares issued and outstanding                                     1,500,000        1,500,000
    Retained earnings                                                   (1,421,330)      (1,353,191)
                                                                       -----------      -----------
                  Total stockholders' equity                                78,670          146,809
                                                                       -----------      -----------
                  Total liabilities and stockholders' equity           $ 8,963,256      $ 9,079,275
                                                                       ===========      ===========


                        VIRGINIA GAS DISTRIBUTION COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                    2000            1999
                                                  ---------      ---------

REVENUE:
    Operating revenue                             $ 477,377      $ 348,733
    Interest and other income                        38,113         66,741
                                                  ---------      ---------
                                                    515,490        415,474
                                                  ---------      ---------
EXPENSES:
    Purchased gas expense                           269,745        219,626
    Operation and maintenance expense                57,515         54,264
    Depreciation, depletion, and amortization        62,560         55,923
    General and administrative                       44,849         24,176
                                                  ---------      ---------
                                                    434,669        353,989
                                                  ---------      ---------
INTEREST EXPENSE                                    184,062        184,072
                                                  ---------      ---------
LOSS BEFORE INCOME TAX BENEFIT                     (103,241)      (122,587)

Income tax benefit                                  (35,102)       (41,679)
                                                  ---------      ---------
NET LOSS                                          $ (68,139)     $ (80,908)
                                                  =========      =========


                        VIRGINIA GAS DISTRIBUTION COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                   2000             1999
                                                               -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (68,139)     $   (80,908)
   Adjustments to reconcile net income to net cash used in
    operating activities:

      Depreciation, depletion, and amortization                     62,560           55,923
      Decrease in accounts receivable                              (33,872)        (481,736)
      Decrease (increase) in other current assets                 (331,102)          62,526
      Decrease in accounts payable                                 (35,596)      (1,467,253)
      Decrease (increase) in other current liabilities             (12,284)         156,327
                                                               -----------      -----------
           Net cash used in operating activities                  (418,433)      (1,755,121)
                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                            (75,213)         (60,261)
   Payments received on notes receivable                           370,000        2,000,000
                                                               -----------      -----------
           Net cash provided by investing activities               294,787        1,939,739
                                                               -----------      -----------
NET INCREASE (DECREASE) IN CASH                                   (123,646)         184,618

CASH, beginning of period                                          287,928           64,034
                                                               -----------      -----------
CASH, end of period                                            $   164,282      $   248,652
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURE:

   Interest paid                                               $   184,050      $   184,072
                                                               ===========      ===========


                        VIRGINIA GAS DISTRIBUTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1. GENERAL

         The accompanying unaudited financial statements as of March 31, 2000, and for the three months ended March 31, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Distribution Company (VGDC). Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB/A filed with the Securities and Exchange Commission on May 1, 2000.

2.  MANAGEMENT'S PLANS

         These statements have been prepared with the assumption that the Company will continue as a going concern. As discussed in Note 1 of VGDC's financial statements in VGC's Form 10-KSB/A filed with Securities and Exchange Commission on May 1, 2000, VGDC relies upon the support of its 50 percent owner, VGC. VGC's and VGDC's future plans are inexorably linked. VGC has classified $24 million of long-term debt as current due to non-compliance with its debt covenants. VGC's covenants require it to maintain certain financial ratios. As of March 31, 2000, one covenant requires VGC to maintain historical EBITDA of one and three-quarters times current debt service. VGC's Line of Credit (the "Line") with Wachovia Bank N.A. ("Wachovia") is currently due on July 1, 2000, and as of March 31, 2000, had a balance outstanding of $6.0 million. The $6.0 million, in its entirety by definition, must be included in VGC's current debt service and, as a consequence, causes the non-compliance. Furthermore, due to construction delays, VGC's revenue has not grown at the expected pace. Consequently, VGC, with its current debt structure, will have difficulty in meeting this covenant in the future.

         Waivers have been requested from VGC's senior lenders, John Hancock and Wachovia, but to date neither lender has provided a waiver nor have they acted to accelerate their loans or otherwise access remedies which are available to them as a result of the default. Although VGC has not been formally notified of the lenders' plans, VGC's management believes that they have determined temporarily to postpone any action pending the outcome of VGC's exploration of the strategic initiatives that VGC has previously disclosed are under active consideration. There can be no assurance that the strategic alternatives under consideration will lead to waivers or amendments from the lenders or that the lenders will continue to postpone the exercise of their remedies.

         In addition to exploring strategic alternatives, VGC is investigating options to refinance its Line in a manner that will avoid non-compliance with its covenants. One of those options is a partial liquidation of assets and a complete repayment of the Line. There can be no assurance that VGC will be successful in refinancing the Line. If it is unsuccessful, VGC plans to renegotiate the debt covenants, which will be at the discretion of VGC's lenders.

3. SIGNIFICANT EVENTS

         VGDC has received an approval from the Virginia State Corporation Commission (VSCC) for an increase in authorized rates. The rates went into effect in late January 2000.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with items 6 and 7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and the Notes to Consolidated Financial Statements set forth in this report.

RESULTS OF OPERATIONS

         During the three months ended March 31, 2000, the Company recorded net income of $210,000 compared to net income of $832,000 for the same period in 1999. Basic and diluted net income per common share for the quarter was $0.04 compared to $0.15 for the first quarter of 1999. The quarter ending March 31, 1999 included approximately $400,000 in income from the Company's share of VGSC's sale of the Haysi Gathering System. The sale resulted in an additional $0.07 per share.

         The Company recorded revenues of $3.18 million for the period ending March 31, 2000 compared to $2.87 million in 1999 representing an 11% increase. Revenue growth was derived primarily from the Company's propane operations. Propane gas sales increased 47% to $1.0 million in the first quarter of 2000 from $688,000 in 1999. Total gallons sold increased 12% to 828,000 from 738,000, and the average sales price increased 30%. The Company raised prices in response to the increase in wholesale propane prices, which resulted from higher oil prices and a supply shortage that occurred during the first quarter of 2000. The Company's customer growth remained robust at 41% to 4,800 at the close of the quarter from 3,400 on March 31, 1999.


         ---------------------------   ------------  ------------   ---------
                                          THREE MONTHS ENDED
                                               MARCH 31
                                                                   PERCENTAGE
         REVENUE                           2000         1999         CHANGE
         ---------------------------   ------------  ------------   ---------
         Natural Gas Sales              $  610,000   $   599,000        2%
         ---------------------------   ------------  ------------   ---------
         Storage Revenues                  748,000       733,000        2
         ---------------------------   ------------  ------------   ---------
         Pipeline Revenues                 285,000       285,000        -
         ---------------------------   ------------  ------------   ---------
         Propane Gas Sales               1,012,000       688,000       47
         ---------------------------   ------------  ------------   ---------
         Explor. & Prod. Revenues           87,000        93,000        -
         ---------------------------   ------------  ------------   ---------
         Management Revenues                62,000       101,000      (39)
         ---------------------------   ------------  ------------   ---------
         Interest and Other Income         380,000       368,000        3
                                           -------       -------
         ---------------------------   ------------  ------------   ---------
            Total Revenue              $ 3,184,000   $ 2,867,000       11%
         ---------------------------   ------------  -------------  ---------


         During the first quarter of 2000, cost of gas sold increased significantly with the rise in pricing to $552,000 from $464,000. The total amount of dths of gas sold decreased to 234,000 from 387,000 in the first quarter of 1999. The average cost per unit has increased to $2.36 from $1.20 for the three months ending March 31, 1999 while the sale price per dth increased to $2.61 from $1.54. Cost of propane sold increased dramatically to $499,000 from $252,000 as a result of higher volumes and the rising cost of propane. In spite of the rising prices, margins on propane gas sales improved slightly. Average sale price per gallon has increased to $1.22 compared to $.93 in 1999, and the cost per unit has also increased to $.60/gallon from $.34/gallon.

         Total operations and maintenance costs for the quarter was $307,000 compared to $347,000 for the first quarter of 1999, a decrease of $40,000.
The general reason for the decrease was the purchase of compressors that were originally leased. This has resulted in savings of $42,000 in rental charges. Other taxes increased dramatically to $146,000 from $64,000. This increase resulted from higher state franchise taxes. Depreciation increased during the first quarter of 2000 to $358,000 from $328,000. This resulted from increased depreciation on propane assets.

         Interest expense increased to $497,000 for the three months ending March 31, 2000 from $366,000 for the same period in 1999. This is due to an increase in the Company's total outstanding debt to $30.2 million as of March 31, 2000 from $26.3 million as of March 31, 1999.

         General and administrative expense increased to $526,000 from $442,000 for the three months ending March 31, 1999. There are two main reasons for the increase. The first of these is an increase in net wages for the period. After allocation to capital projects, wages increased $29,000 in first quarter 2000 when compared to the same period in 1999. The main reason for this increase is the fact that the Company had 62 employees as of March 31, 2000 and only 45 as of March 31, 1999. More employees were needed for the Company's evaporation facility and the Company's propane operations added employees for a new retail office. The other reason for the increase in general and administrative expense is higher professional service costs. The Company incurred $73,000 in additional professional service fees as a result of the Company's ongoing strategic evaluation.

         Earnings from affiliates dropped dramatically during the first quarter of 2000 to $25,000 from $441,000. The sale of the Haysi Gathering System in first quarter 1999 resulted in income to the Company of $401,000. Excluding the revenue generated by the sale in 1999, VGSC reported net income of $118,000 compared to $160,000 in 1999. VGDC recorded a net loss of $68,000 compared to a loss of $81,000 in 1999 as gas sales increased 37% to $477,000 from $349,000.

         FINANCIAL CONDITION

         The Company has classified $24 million of long-term debt as current due to non-compliance with the Company's debt covenants. The Company's covenants require it to maintain certain financial ratios. As of March 31, 2000, one covenant requires the Company to maintain historical EBITDA of one and three-quarters times current debt service. The Company's Line of Credit (the "Line") with Wachovia Bank N.A. ("Wachovia") is currently due on July 1, 2000, and as of March 31, 2000, had a balance outstanding of $6.0 million. The $6.0 million, by definition, must be included in the Company's current debt service in its entirety and, as a consequence with the interest required, causes the non-compliance. Furthermore, due to construction delays, the Company's revenue has not grown at the expected pace. Consequently, the Company, with its current debt structure, will have difficulty in meeting this covenant in the future.

         Waivers have been requested from VGC's senior lenders, John Hancock and Wachovia, but to date neither lender has provided a waiver nor have they acted to accelerate their loans or otherwise access remedies which are available to them as a result of the default. Although the Company has not been formally notified of the lenders' plans, management believes that they have determined temporarily to postpone any action pending the outcome of the Company's exploration of the strategic initiatives that the Company has previously disclosed are under active consideration. There can be no assurance that the strategic alternatives under consideration will lead to waivers or amendments from the lenders or that the lenders will continue to postpone the exercise of their remedies.

         The Company is exploring options to refinance its Line in a manner that will avoid non-compliance with its covenants. One of those options is a partial liquidation of assets and a complete repayment of the Line. There can be no assurance that the Company will be successful in refinancing the Line. If it is unsuccessful, the Company plans to renegotiate the debt covenants, which will be at the discretion of the Company's lenders.

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

         OUTLOOK

         The Company believes the best prospects for its future require the continued expansion of the pipeline and storage assets. However, the Company's internal resources are insufficient to support this expansion and, to date, the Company's external efforts to attract the necessary capital have been unsuccessful. The Company believes that resources could ultimately be found but they are likely to be on less favorable terms than those historically available and than those needed to best realize the benefits of expansion. The Company could continue to operate in a status quo mode, which would not require additional financing. However, the Company projects that stable to declining results would be associated with the adoption of a status quo approach.

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


         As disclosed, previously, through its financial advisor CIBC Oppenheimer, the Board received indications of interest in a purchase of the Company's stock or significant portions of its consolidated assets from third parties who appear to have the financial resources to complete the transactions in which they have indicated an interest. Negotiations with respect to such strategic alternatives are ongoing and are subject to numerous conditions, such as due diligence, negotiation of definitive agreements, regulatory approvals, shareholder approval and other conditions. They continue generally to represent premiums to market value from the standpoint of the Company's recent share price. However, at the present time, there can be no assurance that any of these transactions will take place or that if they do take place, they will do so at the prices initially proposed. It is the intention of the Board in pursuing these matters to seek the transaction or transactions, which will maximize available value for the Company's shareholders. When and if sufficient progress can be made with regard to a transaction that appears appropriate for the Board to recommend to stockholders, further disclosure will be made.

         FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this section of the report, including those under "Outlook" and "Financial Condition" are forward-looking. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made. In particular:

- The Company's growth plans are contingent on its ability to affordably finance future capital expenditures. If the Company is unable to finance capital expenditures, revenue growth will be impacted.

- The Company's revenue growth depends on future demand for pipeline and storage services. Many factors impact that demand. A continued trend of warmer than normal winters in the Company's service area could substantially curb the demand for natural gas storage and/or pipeline service. "Unbundling" or deregulation in the natural gas industry could introduce additional competitors and make the viability of long-term contracts suspect.

- The Company derives 52% of its revenues from 4 customers. Accordingly, the future of the Company is inexorably linked to these significant customers. If any of these customers experience liquidity problems or undergo consolidations, it could negatively impact the Company.

- The Company's negotiations with respect to strategic alternatives may result in a sale of the significant portions of the Company's assets or a purchase of the Company's outstanding stock. Such an outcome would substantially change the nature of the stockholders' investments in the Company and the Company's future prospects.

- Substantial uncertainty about the Company's future course exists because of the current defaults under the Company's senior credit instruments and the lack of waivers and/or renegotiated covenants. There can be no assurance as to the outcome of the Company's negotiations with its lenders.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         The Company has breached a financial covenant in its debt agreements with its senior lenders, John Hancock and Wachovia Bank, N.A. These agreements encompass $30 million in debt. The Company has paid all debt service on these agreements when due. Waivers have been requested from the Company's senior lenders, but to date neither lender has provided a waiver nor have they acted to accelerate their loans or otherwise access remedies which are available to them as a result of the default. Although the Company has not been formally notified of the lenders' plans, management believes that they have determined temporarily to postpone any action pending the outcome of the Company's exploration of the strategic initiatives that the Company has previously disclosed are under active consideration. There can be no assurance that the strategic alternatives under consideration will lead to waivers or amendments from the lenders or that the lenders will continue to postpone the exercise of their remedies.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits - See List of Exhibits on page 16 hereof.

                  (b) Reports on Form 8-K:
                           None.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS

         27   Financial Data Schedule for the three months ended March 31, 2000

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA GAS COMPANY
(Registrant)

By  /s/  William L. Clear
  ---------------------------------
   William L. Clear, Vice President and Chief Financial Officer

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------


   27                               Financial Data Schedule
