Form 10QSB
period 2000-06-30
VIRGINIA GAS CO
filed 2000-08-14
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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

Common stock - Par Value - $.001, 5,504,906 shares issued and outstanding.

Transition Small Business Issuer Disclosure Format (Check One)

[   ]  Yes                 [   ]  No

                              VIRGINIA GAS COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

ITEM                                                                                                  PAGE
NUMBER                   PART I - FINANCIAL INFORMATION                                              NUMBER

      1         Financial Statements:

                Virginia Gas Company and Subsidiaries
                   Consolidated Balance Sheets at June 30, 2000 (Unaudited) and December 31,
                     1999                                                                                 3
                   Consolidated Statements of Operations (Unaudited) for the Three and Six Months
                     Ended June 30, 2000 and 1999                                                         4
                   Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June
                     30, 2000 and 1999                                                                    5
                  Notes to Consolidated Financial Statements (Unaudited)                                  6

                Virginia Gas Storage Company
                  Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999                       9
                  Statements of Operations (Unaudited) for the Three and Six Months Ended June
                    30, 2000 and 1999                                                                    10
                  Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2000
                    and 1999                                                                             11
                  Notes to Financial Statements (Unaudited)                                              12

                Virginia Gas Distribution Company
                  Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999                      13
                  Statements of Operations (Unaudited) for the Three and Six Months Ended June
                    30, 2000 and 1999                                                                    14
                  Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2000
                    and 1999                                                                             15
                  Notes to Financial Statements (Unaudited)                                              16

      2         Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                             17

                                            PART II - OTHER INFORMATION

      3         Defaults Upon Senior Securities                                                          20

      4         Submission of Matter to a Vote of Security Holders                                       20

      6         Exhibits and Reports on Form 8-K                                                         20

                List of Exhibits                                                                         21

                Signature                                                                                22

                Financial Data Schedule                                                                  23

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                           JUNE 30,       DECEMBER 31,
                                                                                             2000             1999
                                                                                          -----------     ------------
                                                                                          (Unaudited)

CURRENT ASSETS:
    Cash                                                                               $      897,939    $    1,444,731
    Accounts receivable                                                                     1,017,215         1,212,685
    Notes receivable                                                                           39,700            40,100
    Other current assets                                                                      354,343           899,168
                                                                                          -----------     -------------
                  Total current assets                                                      2,309,197         3,596,684

PROPERTY AND EQUIPMENT, net                                                                45,500,015        43,145,750

INVESTMENT IN AFFILIATED COMPANIES                                                          4,467,141         4,343,460

NOTES RECEIVABLE - AFFILIATED COMPANIES                                                    12,600,912        13,000,912

OTHER ASSETS                                                                                  295,458           639,714
                                                                                          -----------     -------------
                  Total assets                                                          $  65,172,723     $  64,726,520
                                                                                          ===========     =============
                                          LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Current portion of long-term debt                                                   $  24,024,283      $  24,045,144
    Line of credit                                                                          6,000,000          6,000,000
    Accounts payable                                                                          474,948            316,666
    Funds held for future distribution                                                        194,433            248,136
    Other current liabilities                                                                 340,264            242,011
                                                                                          -----------     --------------
                  Total current liabilities                                                31,033,928         30,851,957

LONG-TERM DEBT                                                                                209,709            209,709

DEFERRED INCOME TAXES                                                                         908,980            907,821
                                                                                          -----------     --------------
                  Total liabilities                                                        32,152,617         31,969,487
                                                                                          ===========     ==============

STOCKHOLDERS' EQUITY:

    Common stock - par value $.001, 100,000,000 shares authorized
       and 5,504,906 issued and outstanding                                                     5,505              5,505
    Additional paid-in capital                                                             31,375,267         31,375,267
    Retained earnings                                                                       1,639,334          1,376,261
                                                                                          ===========     ==============
                  Total stockholders' equity                                               33,020,106         32,757,033
                                                                                          ===========     ==============
                  Total liabilities and stockholders' equity                            $  65,172,723      $  64,726,520
                                                                                          ===========     ==============

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                  ENDED JUNE 30,
                                                                  2000           1999           2000           1999
                                                                 ------         ------         ------         ------

REVENUE:
    Operating revenue                                            $2,787,332  $  2,059,222    $  5,591,491    $ 4,558,188
    Interest and other income                                       322,046       330,744         701,562        698,774
                                                                 ----------  ------------    ------------    -----------
                                                                  3,109,378     2,389,966       6,293,053      5,256,962
                                                                 ----------  ------------    ------------    -----------
EXPENSES:
    Cost of natural gas sold                                      1,250,522       636,070       1,802,169      1,100,306
    Propane gas expense                                             156,732       100,622         655,434        352,504
    General and administrative                                      557,907       429,124       1,084,369        870,961
    Depreciation, depletion, and amortization                       363,522       381,138         722,019        709,621
    Operations and maintenance                                      173,488       183,766         480,932        531,110
    Production expense                                               19,138        23,980          37,672         40,939
                                                                 ----------  ------------    ------------    -----------
                                                                  2,521,309     1,754,700       4,782,595      3,605,441
                                                                 ----------  ------------    ------------    -----------

OTHER EXPENSES:
    Interest                                                        498,061       412,007         995,487        777,847
    Other taxes                                                     143,208        96,885         289,591        160,644
                                                                 ----------  ------------    ------------    -----------

INCOME (LOSS) BEFORE EARNINGS OF AFFILIATED COMPANIES AND
    INCOME TAXES                                                    (53,200)      126,374         225,380        713,030

Equity in earnings (losses) of affiliated companies                  98,621       (10,097)        123,681        430,523
                                                              -------------- ------------   -------------   ------------

INCOME BEFORE INCOME TAXES                                           45,421       116,277         349,061      1,143,553

Provision for (benefit from) income taxes                            (7,597)       22,835          85,988        217,978
                                                              -------------- ------------   -------------   ------------
NET INCOME                                                    $      53,018  $     93,442   $     263,073    $   925,575
                                                              =============  =============  =============   ============

WEIGHTED AVERAGE, SHARES ISSUED AND OUTSTANDING                   5,504,906      5,504,906      5,504,906      5,504,906
                                                              =============  =============  =============   ============

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:

    Net income                                                $        0.01      $    0.02  $        0.05   $       0.17
                                                              =============  =============  =============   ============

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                            2000           1999
                                                                                          -------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $    263,073   $    925,575
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion, and amortization                                              722,019        709,621
      Undistributed earnings of affiliated companies                                        (123,681)      (430,523)
      Deferred income taxes                                                                    1,159              -
      Decrease in accounts receivable                                                        195,870      2,945,697
      Decrease (increase) in other current assets                                            544,825       (465,445)
      Decrease (increase) in other assets                                                    335,890        (92,244)
      Increase in accounts payable                                                           158,282         95,662
      Increase (decrease) in other current liabilities                                        44,550       (212,950)
                                                                                          ----------      ----------
           Net cash provided by operating activities                                       2,141,987      3,475,393
                                                                                          ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (3,067,918)    (3,837,302)
   Payments received on (issuance of) notes receivable                                       400,000         (7,412)
                                                                                          ----------     -----------
           Net cash used in investing activities                                          (2,667,918)    (3,844,714)
                                                                                          ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                                                 (20,861)      (523,936)
   Dividends paid                                                                                  -       (192,672)
                                                                                          ----------     -----------
           Net cash used in financing activities                                             (20,861)      (716,608)
                                                                                          ----------     -----------

NET DECREASE IN CASH                                                                        (546,792)    (1,085,929)

CASH, beginning of period                                                                  1,444,731      1,763,753

                                                                                          ----------     -----------
CASH, end of period                                                                     $    897,939   $    677,824
                                                                                          ==========     ===========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                        $    920,559     $1,080,569
                                                                                          ==========     ===========

   Income taxes paid                                                                    $          -    $   100,000
                                                                                          ==========     ===========

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. GENERAL:

         The accompanying unaudited consolidated financial statements as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Virginia Gas Company (the "Company") annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company have been included. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The consolidated financial statements for 1999 and the unaudited consolidated financial statements for 2000 include the accounts of four wholly owned subsidiaries. The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentage interests owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

2. SIGNIFICANT EVENTS:

         The Company and NUI Corporation ("NUI") jointly announced on June 14, 2000 that they have entered into a definitive merger agreement, which provides for the merger of the Company with a wholly-owned subsidiary of NUI. The transaction is subject to the approval of the Company's stockholders, state regulatory agencies and the Company's principal lenders.


3. MANAGEMENT'S PLANS:

         These statements have been prepared with the assumption that the Company will continue as a going concern. The Company has classified $24 million of long-term debt as current due to non-compliance with the Company's debt covenants. The Company's covenants require it to maintain certain financial ratios. As of June 30, 2000, one covenant requires the Company to maintain historical EBITDA of one and three-quarters times current debt service. The Company's Line of Credit (the "Line") with Wachovia Bank N.A. (the "Wachovia") had a balance outstanding of $6.0 million as of June 30, 2000. The $6.0 million, by definition, must be included in the Company's current debt service in its entirety and, as a consequence with the interest required, causes the non-compliance. As a result of the financial covenant breach, the Company remains in default of its debt agreements with John Hancock and Wachovia Bank. At this time, neither has taken steps to accelerate payment of their respective loans and Wachovia has granted an extension of its line of credit to October 31, 2000.

         In its merger agreement with the Company, NUI agreed to provide interim financing to the Company for its short-term liquidity and capital needs. The interim financing, as it is currently proposed, will lead to additional covenant defaults. The Company and NUI have been involved in discussions with the Company's lenders and believe that they have developed a structure for the interim financing that will be satisfactory to the lenders of the Company until the merger with NUI is closed, absent any other adverse developments. Assuming that the proposed financing is approved, the Company would expect to restructure it, upon the closing of its merger with NUI, in a manner that will correct the covenant defaults. However, there can be no assurances that the lenders will formally or informally approve any additional financing or that they will not accelerate their respective loans now or in the future.

4. SEGMENT INFORMATION:

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

                                                     THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                       2000              1999               2000             1999
                                                       ----              ----               ----             ----

STORAGE:

   Total assets                                  $    25,109,000   $  20,814,998    $   25,109,000   $   20,814,998
   Capital expenditures                          $       807,225   $     774,339    $    2,517,799   $    2,416,124

   Operating revenues                            $       671,167   $     710,264    $    1,424,619   $    1,453,388
   Other income                                           (9,989)          2,729            (2,748)           2,729
   Operation and maintenance                             (68,860)        (80,325)         (173,165)        (227,783)
   Depreciation, depletion, and amortization            (146,971)       (143,646)         (293,836)        (277,678)
                                                 ----------------  --------------   ---------------  ---------------
STORAGE OPERATING INCOME                         $       445,347   $     489,022    $      954,870   $      950,656
                                                 ================  ==============   ===============  ===============

PRODUCTION:

   Total assets                                   $    4,263,060   $   3,854,102     $   4,263,060   $    3,854,102
   Capital expenditures                          $             -   $       8,776     $       4,249   $       29,409

   Operating revenues                             $    1,565,601   $     855,551     $   2,345,829   $    1,643,109
   Interest income                                        17,515          11,165            38,114           22,117
   Other income                                            1,946           3,019             3,446            5,836
   Cost of natural gas sold                           (1,250,522)       (636,070)       (1,802,169)      (1,100,306)
   Production expense                                    (19,138)        (23,980)          (37,672)         (40,938)
   Operations and maintenance                            (17,807)        (11,364)          (52,229)         (35,450)
   Depreciation, depletion, and amortization             (39,823)        (45,039)          (79,647)         (90,314)
                                                 ----------------  --------------   ---------------  ---------------
PRODUCTION OPERATING INCOME                      $       257,772   $     153,282     $     415,672   $      404,054
                                                 ================  ==============   ===============  ===============

TRANSPORTATION:

   Total assets                                  $    14,653,696   $  13,876,666     $   14,653,696  $   13,876,666
   Capital expenditures                          $        77,416   $     550,086     $      176,924  $      832,812

   Operating revenues                            $       285,864   $     285,880     $      573,005  $      574,792
   Other income                                           (4,255)          1,099             (1,496)          1,099
   Operation and maintenance                             (28,126)        (31,237)           (68,689)        (90,549)
   Depreciation, depletion, and amortization             (67,218)        (66,765)          (134,368)       (133,045)
                                                 ----------------  --------------   ---------------  ---------------
TRANSPORTATION OPERATING INCOME                  $       186,265   $     188,977     $      368,452  $      352,297
                                                 ================  ==============   ===============  ===============

PROPANE DISTRIBUTION:

   Total assets                                  $    4,785,917   $    2,460,960     $    4,785,917   $     2,460,960
   Capital expenditures                          $      129,469   $      216,841     $      431,997   $       490,166

   Operating revenue                             $      318,669   $      217,780     $    1,351,039   $       926,372
   Interest income                                        1,422                -              1,422                 -
   Other income                                          35,423           30,211             98,427           109,097
   Propane gas expense                                 (156,732)        (100,622)          (655,434)         (352,504)
   Operation and maintenance                            (58,695)         (60,840)          (186,849)         (177,328)
   Depreciation, depletion, and amortization            (79,313)         (56,527)          (153,784)         (108,624)
                                                 ----------------  --------------   ---------------  ---------------
PROPANE DISTRIBUTION OPERATING INCOME            $       60,774   $       30,002     $      454,821   $       397,013
                                                 ================  ==============   ===============  ================


PARENT COMPANY:

   Investments in subsidiaries and affiliates    $   29,217,141   $   29,111,063    $    29,217,141    $   29,111,063
   Notes receivable from subsidiaries and
     affiliates                                  $   23,281,219   $   21,469,845    $    23,281,219    $   21,469,845
   Total assets                                  $   56,914,878   $   55,038,715    $    56,914,878    $   55,038,715
   Capital expenditures                          $       18,757   $       64,239    $       (63,051)   $       68,791
   Operating revenue                             $      135,780   $      191,092    $       311,166    $      410,907

   Interest income                                      584,267          483,985          1,173,861           946,343
   Other income                                               9              236                  9               256
   Depreciation, depletion, and amortization            (30,197)         (69,161)           (60,384)          (99,960)
                                                 ----------------  --------------   ---------------  ---------------
PARENT COMPANY OPERATING INCOME                  $      689,859   $      606,152    $     1,424,652    $    1,257,546
                                                 ================  ==============   ===============  ================

ELIMINATION OF INTERCOMPANY/ INTERSEGMENT
   ACTIVITY:

   Total assets                                  $  (40,553,828)  $  (35,492,210)   $  (40,553,828)    $  (35,492,210)
   Operating revenues                            $     (189,749)  $     (201,345)   $     (414,167)    $     (450,380)
   Interest and other income                     $     (304,292)  $     (201,700)   $     (609,473)    $     (388,703)

VIRGINIA GAS COMPANY CONSOLIDATED:

   Total assets                                  $   65,172,723   $   60,553,231    $    65,172,723    $   60,553,231
   Capital expenditures                          $    1,032,867   $    1,614,281    $     3,067,918    $    3,837,302

   Operating revenues                            $    2,787,332   $    2,059,222    $     5,591,491    $    4,558,188
   Interest income                                      298,912          293,450            603,924           579,757
   Other income                                          23,134           37,294             97,638           119,017
   Cost of gas sold                                  (1,250,522)        (636,070)        (1,802,169)       (1,100,306)
   Propane gas expense                                 (156,732)        (100,622)          (655,434)         (352,504)
   Production expense                                   (19,138)         (23,980)           (37,672)          (40,938)
   Operations and maintenance                          (173,488)        (183,766)          (480,932)         (531,110)
   Depreciation, depletion, and amortization           (363,522)        (381,138)          (722,019)         (709,621)
                                                 ----------------  --------------   ---------------  ---------------
VIRGINIA GAS COMPANY CONSOLIDATED
   OPERATING INCOME                              $     1,145,976   $   1,064,390    $     2,594,827    $    2,522,483
                                                 ================  ==============   ===============  ================

                          VIRGINIA GAS STORAGE COMPANY


                                 BALANCE SHEETS


                                     ASSETS

                                                                                           JUNE 30,       DECEMBER 31,
                                                                                             2000             1999
                                                                                         ------------    -------------
                                                                                          (Unaudited)

CURRENT ASSETS:
    Cash                                                                               $      657,194     $      411,520
    Accounts receivable                                                                       373,812            452,468
    Other current assets                                                                      192,301             31,378
                                                                                           ----------    ---------------
                  Total current assets                                                      1,223,307            895,366

PROPERTY AND EQUIPMENT, net                                                                13,085,556         13,687,248

OTHER ASSETS                                                                                  208,723            213,249
                                                                                           ----------    ---------------
                  Total assets                                                          $  14,517,586     $   14,795,863
                                                                                           ==========    ===============
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                   $      141,027     $      280,816
    Other current liabilities                                                                 362,748             24,659
                                                                                           ----------    ---------------
                  Total current liabilities                                                   503,775            305,475

LONG-TERM DEBT                                                                              4,339,740          5,255,547

DEFERRED INCOME TAXES                                                                         694,731            694,731
                                                                                           ----------    ---------------
                  Total liabilities                                                         5,538,246          6,255,753
                                                                                           ----------    ---------------
STOCKHOLDERS' EQUITY:
    Common stock - no par value, 50,000 shares authorized and 38,200 shares issued and outstanding
                                                                                            5,640,000          5,640,000
    Retained earnings                                                                       3,339,340          2,900,110
                                                                                           ----------    ---------------
                  Total stockholders' equity                                                8,979,340          8,540,110
                                                                                           ----------    ---------------
                  Total liabilities and stockholders' equity                            $  14,517,586      $  14,795,863
                                                                                           ==========    ===============

                          VIRGINIA GAS STORAGE COMPANY


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                 ENDED JUNE 30
                                                                  2000           1999           2000            1999
                                                                  ----           ----           ----            ----

REVENUE:
    Operating revenue                                          $  1,415,496  $     580,778   $  2,676,671   $  1,762,756
    Gain on sale of Haysi Gathering System                                -              -              -      1,215,850
    Interest and other income                                        40,635          7,741         70,087          9,560
                                                               ------------   ------------    -----------   ------------
                                                                  1,456,131        588,519      2,746,758      2,988,166
                                                               ------------   ------------    -----------   ------------

EXPENSES:
    Purchased gas expense                                           452,498          7,676        997,405        370,063
    Operation and maintenance expense                               220,224        137,888        452,562        379,334
    Depreciation, depletion, and amortization                       100,510        101,136        201,938        223,298
    General and administrative                                       94,310         67,948        215,402        150,122
                                                               ------------   ------------    -----------   ------------
                                                                    867,542        314,648      1,867,307      1,122,817
                                                               ------------   ------------    -----------   ------------

INTEREST EXPENSE                                                    102,271        111,763        213,951        245,437
                                                               ------------   ------------    -----------   ------------

INCOME BEFORE INCOME TAXES                                          486,318        162,108        665,500      1,619,912

Provision for income taxes                                          165,348         55,117        226,270        550,770
                                                               ------------   ------------    -----------   ------------
NET INCOME                                                    $     320,970  $     106,991  $     439,230   $  1,069,142
                                                               ============   ============    ===========   ============

                          VIRGINIA GAS STORAGE COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            FOR THE SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                           2000           1999
                                                                                           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $   439,230    $ 1,069,142
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation, depletion, and amortization                                             201,938        223,298
      Gain on sale of fixed assets                                                         (344,439)    (1,355,669)
      Decrease in accounts receivable                                                        78,656        197,295
      Decrease (increase) in other current assets                                          (160,923)         4,491
      Increase in other assets                                                                    -        (26,229)
      Decrease in accounts payable                                                         (139,789)    (1,006,844)
      Increase in other current liabilities                                                 338,089        616,001
                                                                                          -----------   ----------
           Net cash provided by (used in) operating activities                              412,762       (278,515)
                                                                                          -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (48,218)       (18,813)
   Proceeds from sale of fixed assets                                                       796,937      2,700,000
                                                                                          -----------   ----------
           Net cash provided by investing activities                                        748,719      2,681,187
                                                                                          -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                                               (915,807)    (2,005,198)
                                                                                          -----------   ----------
           Net cash used in financing activities                                           (915,807)    (2,005,198)
                                                                                          -----------   ----------

NET INCREASE IN CASH                                                                        245,674        397,474

CASH, beginning of period                                                                   411,520         36,800
                                                                                          -----------   ----------
CASH, end of period                                                                     $   657,194    $   434,274
                                                                                          ===========   ==========
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                        $   111,680    $    92,300
                                                                                          ===========   ==========
   Income taxes paid                                                                    $         -    $   185,000
                                                                                          ===========   ==========

                          VIRGINIA GAS STORAGE COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The accompanying unaudited financial statements as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Storage Company (VGSC). Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB/A filed with the Securities and Exchange Commission on May 1, 2000.

         In February 1999, VGSC sold its 60% interest in the Haysi Gathering System for $2,700,000. This resulted in a net before tax gain of $1,216,000 that is recorded during the quarter ending March 31, 1999.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                                 BALANCE SHEETS

                                     ASSETS

                                                                                           JUNE 30,      DECEMBER 31,
                                                                                             2000             1999
                                                                                          ------------   -------------
                                                                                          (Unaudited)

CURRENT ASSETS:
    Cash                                                                               $      572,017    $       287,928
    Accounts receivable                                                                       126,485            215,826
    Other current assets                                                                      300,694             63,477
                                                                                     ----------------    ---------------
                  Total current assets                                                        999,196            567,231

PROPERTY AND EQUIPMENT, net                                                                 6,727,041          6,757,670

NOTES RECEIVABLE                                                                                    -            915,807

DEFERRED TAX ASSET                                                                            720,979            720,979

OTHER ASSETS                                                                                  114,003            117,588
                                                                                     ----------------    ---------------
                  Total assets                                                         $    8,561,219     $    9,079,275
                                                                                     ----------------    ---------------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                  $       296,844    $       238,261
    Other current liabilities                                                                  48,260             33,033
                                                                                     ----------------    ---------------
                  Total current liabilities                                                   345,104            271,294

LONG TERM DEBT                                                                              8,261,172          8,661,172
                                                                                     ----------------    ---------------
                  Total liabilities                                                         8,606,276          8,932,466
                                                                                     ----------------    ---------------
STOCKHOLDERS' EQUITY:

    Common stock, no par value, 100,000 shares authorized, 75,000
       shares issued and outstanding                                                        1,500,000          1,500,000
    Retained earnings                                                                      (1,545,057)        (1,353,191)
                                                                                     ----------------    ---------------
                  Total stockholders' equity                                                  (45,057)           146,809
                                                                                     ----------------    ---------------
                  Total liabilities and stockholders' equity                           $    8,561,219     $    9,079,275
                                                                                     ================    ===============





                        VIRGINIA GAS DISTRIBUTION COMPANY


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                   ENDED JUNE 30,
                                                                  2000           1999           2000            1999
                                                              ------------    -----------    -----------    -----------

REVENUE:

    Operating revenue                                          $   330,105    $   256,220    $   807,482    $   604,953
    Interest and other income                                       22,987         42,334         61,100        109,075
                                                              ------------    -----------    -----------    -----------
                                                                   353,092        298,554        868,582        714,028
                                                              ------------    -----------    -----------    -----------
EXPENSES:

    Purchased gas expense                                          203,109        166,956        472,854        386,582
    Operation and maintenance expense                               63,293         57,011        120,808        111,275
    Depreciation, depletion, and amortization                       58,911         56,293        121,471        112,216
    General and administrative                                      33,986         26,935         78,835         51,111
                                                              ------------    -----------    -----------    -----------
                                                                   359,299        307,195        793,968        661,184
                                                              ------------    -----------    -----------    -----------
    Other expense - interest                                       181,258        184,066        365,320        368,138
                                                              ------------    -----------    -----------    -----------


LOSS BEFORE INCOME TAXES                                          (187,465)      (192,707)      (290,706)      (315,294)

Benefit from income taxes                                          (63,738)       (65,520)       (98,840)      (107,199)
                                                              ------------    -----------    -----------    -----------
NET LOSS                                                       $  (123,727)   $  (127,187)   $  (191,866)   $  (208,095)
                                                              ============    ===========    ===========    ===========

                        VIRGINIA GAS DISTRIBUTION COMPANY


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR THE SIX MONTHS
                                                                                              ENDED JUNE 30,

                                                                                           2000           1999
                                                                                           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $  (191,866)   $  (208,095)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation, depletion, and amortization                                             121,471        112,216
      Decrease (increase) in accounts receivable                                             89,341       (121,310)
      Decrease (increase) in other current assets                                          (237,217)       110,954
      Increase (decrease) in accounts payable                                                58,583     (1,417,735)
      Increase in other current liabilities                                                  15,227         96,494
                                                                                          -----------    -----------
           Net cash used in operating activities                                           (144,461)    (1,427,476)
                                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (87,257)      (106,182)
   Payments received on notes receivable                                                    915,807      2,000,000
                                                                                          -----------    -----------
           Net cash provided by investing activities                                        828,550      1,893,818
                                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                                               (400,000)             -
                                                                                          -----------    -----------
           Net cash used in financing activities                                           (400,000)             -
                                                                                          -----------    -----------

NET INCREASE IN CASH                                                                        284,089        466,342

CASH, beginning of period                                                                   287,928         64,034
                                                                                          -----------    -----------

CASH, end of period                                                                     $   572,017    $   530,376
                                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURE:

   Interest paid                                                                        $   303,970    $   184,088
                                                                                          ===========    ===========

                        VIRGINIA GAS DISTRIBUTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

         The accompanying unaudited financial statements as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the combined financial position, results of operations and cash flows of Virginia Gas Distribution Company (VGDC). Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's (VGC) Form 10-KSB filed with the Securities and Exchange Commission on May 1, 2000.

2. MANAGEMENT'S PLANS

         These statements have been prepared with the assumption that VGDC will continue as a going concern. As discussed in Note 1 of VGDC's financial statements in VGC's From 10-KSB/A filed with the Securities and Exchange Commission on May 1, 2000, VGDC relies upon the support of its 50 percent owner, VGC. VGC's and VGDC's future plans are inexorably linked. VGC has classified $24 million of long-term debt as current due to non-compliance with its debt covenants. VGC's covenants require it to maintain certain financial ratios. As of June 30, 2000, one covenant requires VGC to maintain historical EBITDA of one and three-quarters times current debt service. VGC's Line of Credit (the "Line") with Wachovia Bank N.A. (the "Wachovia") had a balance outstanding of $6.0 million as of June 30, 2000. The $6.0 million, by definition, must be included in VGC's current debt service in its entirety and, as a consequence with the interest required, causes the non-compliance. As a result of the financial covenant breach, VGC remains in default of its debt agreements with John Hancock and Wachovia Bank. At this time, neither has taken steps to accelerate payment of their respective loans and Wachovia has granted an extension of its line of credit to October 31, 2000.

         In its merger agreement with the VGC, NUI agreed to provide interim financing to VGC for its short-term liquidity and capital needs. The interim financing, as it is currently proposed, will lead to additional covenant defaults. VGC and NUI have been involved in discussions with VGC's lenders and believe that they have developed a structure for the interim financing that will be satisfactory to the lenders of VGC until the merger with NUI is closed, absent any other adverse developments. Assuming that the proposed financing is approved, VGC would expect to restructure it, upon the closing of its merger with NUI, in a manner that will correct the covenant defaults. However, there can be no assurances that the lenders will formally or informally approve any additional financing or that they will not accelerate their respective loans now or in the future.

3. SIGNIFICANT EVENTS

         VGDC has received an approval from the Virginia State Corporation Commission (VSCC) for an increase in authorized rates. The rate increase went into effect in late January 2000.

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

RESULTS OF OPERATIONS

         During the three months ended June 30, 2000, Virginia Gas Company (the "Company") recorded net income of $53,000 compared to $93,000 for the same period in 1999. Basic and diluted net income per common share for the quarter was $0.01 compared to $0.02 for the second quarter of 1999. For the six months ending June 30, 2000, the Company recorded net income of $263,000 compared to income of $926,000 for the same period in 1999. The six months ending June 30, 1999 included approximately $400,000 in income from the Company's share of Virginia Gas Storage Company's (VGSC) sale of the Haysi Gathering System. The sale resulted in an additional $0.07 per share. Basic and diluted net income per common share for the six months ending June 30, 2000 is $0.05 compared to $0.17 for the same period in 1999.

         The Company recorded revenues of $3.1 million for the period ending June 30, 2000 compared to $2.4 million in 1999 representing a 30% increase. Revenue growth was primarily derived from the Company's increased natural gas sales and growth in the Company's propane distribution operation. The Company recorded $1,397,000 in gas sales compared to $709,000 for the same period in 1999. This increase is a result of increased gas prices. The average selling price of gas per dth increased $1.31 from $2.16 during the second quarter of 1999 to $3.47 for the same period in 2000. Propane gas sales increased 48% to $298,000 in the second quarter of 2000 from $201,000 in 1999 as the Company's customer base increased to 4,800 from 3,500 and gallons sold increased to 280,000 from 250,000. The largest decline in revenues occurred in storage revenues, which decreased to $669,000 from $708,000. This is due to the expiration of a gas storage contract.

                  ----------------------------------- ------------------------------- ----------------
                                                        THREE MONTHS ENDED
                                                                     JUNE 30           PERCENTAGE
                  REVENUE                                     2000             1999      CHANGE
                  ----------------------------------- ---------------- -------------- ----------------
                  Natural Gas Sales                       $ 1,397,000      $ 709,000         97%
                  ----------------------------------- ---------------- -------------- ----------------
                  Storage Revenues                            669,000        708,000         (6)
                  ----------------------------------- ---------------- -------------- ----------------
                  Pipeline Revenues                           285,000        285,000          -
                  ----------------------------------- ---------------- -------------- ----------------
                  Propane Gas Sales                           298,000        201,000         48
                  ----------------------------------- ---------------- -------------- ----------------
                  Explor. & Prod. Revenues                     85,000         79,000          8
                  ----------------------------------- ---------------- -------------- ----------------
                  Management Revenues                          53,000         77,000        (31)
                  ----------------------------------- ---------------- -------------- ----------------
                  Interest and Other Income                   322,000        331,000         (3)
                                                              -------        -------
                  ----------------------------------- ---------------- -------------- ----------------
                     Total Revenue                        $ 3,109,000     $2,390,000         30%
                  ----------------------------------- ---------------- -------------- ----------------

         During the second quarter of 2000, cost of gas sold increased sharply to $1,251,000 compared to $636,000 in 1999, due to rising gas prices and increased gas sales. The amount of gas sold increased 159,000 dths from 321,000 dths for the three months ending June 30, 1999 to 480,000 dths for the same period in 2000. The cost of gas sold increased from an average of $1.98 per dth for the second quarter 1999 to $2.61 per dth for the second quarter 2000. Cost of propane sold increased to $157,000 from $101,000 as a result of higher volumes. Propane margins increased $0.04 per gallon from $0.41 as of June 30, 1999 to $0.45 for the same period in 2000. Average sales price per gallon has increased to $.95 compared to $.82 in 1999, and the cost per unit has also increased to $.49/gallon from $.40/gallon.

         General and administrative expense increased during the quarter ended June 30, 2000 to $558,000 compared to $429,000 for the same period in 1999. This increase is due to two main factors. The first is an increase in wages expense. The Company has hired additional personnel to operate its evaporator facility.

The second factor is an increase in professional fees relating the Company's exploration of strategic alternatives.

         Income from affiliates improved during the second quarter of 2000 to $99,000 from a loss of $10,000 during the same period in 1999. VGSC reported net income of $321,000 compared to $107,000 in 1999. The improvement resulted from increased gas sales. VGSC had a large non-recurring gas sale in the second quarter of 2000. Virginia Gas Distribution Company (VGDC) recorded a net loss of $124,000 compared to a loss of $127,000 in 1999 as gas sales increased 29% to $330,000 from $256,000. However, VGDC's assets continued to be underutilized as growth has yet to offset the cost of recent capital additions.

         OUTLOOK

         The Company and NUI jointly announced on June 14, 2000 that they have entered into a definitive merger agreement, which provides for the merger of the Company with a wholly-owned subsidiary of NUI. The transaction is subject to the approval of the Company's stockholders, state regulatory agencies and the Company's principal lenders.

         The Company began construction of segment 4 of its P-25 pipeline system during the month of July. Segment 4 runs 37 miles from Wytheville to Radford, Virginia. The Company anticipates to the have the segment in service late in the fourth quarter. The segment will serve 10,000 dths per day at three different delivery points pursuant to a contract with Atmos Energy's United Cities Gas Company. The Company has also begun the right-of-way acquisition process for segment 5 its P-25 pipeline. Segment 5 will run 45 miles from Radford to Roanoke, Virginia and serve an existing contract with Roanoke Gas Company.

         In June, the Company purchased the necessary rights to expand its salt cavern storage facility in Saltville, Virginia. The Company has begun engineering studies and has developed a project management plan for the expansion of the facility. The Company expects to begin the expansion project in the third and fourth quarter of 2000.

         FINANCIAL CONDITION

         The Company has classified $24 million of long-term debt as current due to non-compliance with the Company's debt covenants. The Company's covenants require it to maintain certain financial ratios. As of June 30, 2000, one covenant requires the Company to maintain historical EBITDA of one and three-quarters times current debt service. The Company's Line of Credit (the "Line") with Wachovia Bank N.A. (the "Wachovia") had a balance outstanding of $6.0 million as of June 30, 2000. The $6.0 million, by definition, must be included in the Company's current debt service in its entirety and, as a consequence with the interest required, causes the non-compliance. As a result of the financial covenant breach, the Company remains in default of its debt agreements with John Hancock and Wachovia Bank. At this time, neither has taken steps to accelerate payment of their respective loans and Wachovia has granted an extension of its line of credit to October 31, 2000.

         In its merger agreement with the Company, NUI agreed to provide interim financing to the Company for its short-term liquidity and capital needs. The interim financing, as it is currently proposed, will lead to additional covenant defaults. The Company and NUI have been involved in discussions with the Company's lenders and believe that they have developed a structure for the interim financing that will be satisfactory to the lenders of the Company until the merger with NUI is closed, absent any other adverse developments. Assuming that the proposed financing is approved, the Company would expect to restructure it, upon the closing of its merger with NUI, in a manner that will correct the covenant defaults. However, there can be no assurances that the lenders will formally or informally approve any additional financing or that they will not accelerate their respective loans now or in the future.

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

- Virginia Gas Company derives 52% of its revenues from 4 customers. Accordingly, the future of the Company is inexorably linked to these significant customers. If any of these customers experience liquidity problems or undergo consolidations, it could negatively impact the Company.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         The Company has breached a financial covenant in its debt agreements with its senior lenders, John Hancock and Wachovia Bank, N.A. These agreements encompass $30 million in debt. The Company has paid all debt service on these agreements when due. Waivers have been requested from the Company's senior lenders, but to date neither lender has provided a waiver nor have they acted to accelerate their loans or otherwise access remedies which are available to them as a result of the default. Although the Company has not been formally notified of the lenders' plans, management believes that they have determined temporarily to postpone any action pending the consummation of the Company's pending merger with NUI Corporation. There can be no assurance that the pending merger will lead to waivers or amendments from the lenders or that the lenders will continue to postpone the exercise of their remedies.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - See List of Exhibits on page 20 hereof.

         (b) Reports on Form 8-K:
             Virginia Gas Company issued an 8-K on June 13, 2000 explaining the merger with NUI Corporation.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS

27          Financial Data Schedule for the Six Months Ended June 30, 2000

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