Form 10QSB
period 2000-09-30
VIRGINIA GAS CO
filed 2000-11-14
CIK 903689

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

[ x ]  Yes        [   ]  No

                              VIRGINIA GAS COMPANY

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



 ITEM                                                                                                  PAGE
NUMBER                                                                                                NUMBER
------                                                                                                -------
                                          PART I - FINANCIAL INFORMATION

      1         Financial Statements:

                Virginia Gas Company and Subsidiaries
                  Condensed Consolidated Balance Sheets at September 30, 2000 (Unaudited) and
                     December 31, 1999                                                                    3
                  Condensed Consolidated Statements of Operations (Unaudited) for the Three and
                     Nine Months Ended September 30, 2000 and 1999                                        4
                  Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
                     Ended September 30, 2000 and 1999                                                    5
                  Notes to Condensed Consolidated Financial Statements                                    6

                Virginia Gas Storage Company
                  Condensed Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999        9
                  Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended
                     September 30, 2000 and 1999                                                         10
                  Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended
                     September 30, 2000 and 1999                                                         11
                  Notes to Condensed Financial Statements                                                12

                Virginia Gas Distribution Company
                  Condensed Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999       13
                  Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended
                     September 30, 2000 and 1999                                                         14
                  Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended
                     September 30, 2000 and 1999                                                         15
                  Notes to Condensed Financial Statements                                                16

      2         Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                             17

                                            PART II - OTHER INFORMATION

      3         Defaults Upon Senior Securities                                                          21

      4         Submission of Matters to a Vote of Security Holders                                      21

      6         Exhibits and Reports on Form 8-K                                                         21

                List of Exhibits                                                                         22

                Signature                                                                                23



                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                                            2000              1999
                                                                                        -------------     ------------
                                                                                         (Unaudited)

CURRENT ASSETS:
    Cash                                                                               $     853,147      $   1,444,731
    Accounts receivable, net                                                               1,629,473          1,212,685
    Notes receivable                                                                          39,700             40,100
    Other current assets                                                                     715,365            899,168
                                                                                       -------------      -------------
                  Total current assets                                                     3,237,685          3,596,684

PROPERTY AND EQUIPMENT, net                                                               52,859,553         43,145,750

INVESTMENT IN AFFILIATED COMPANIES                                                         4,431,699          4,343,460

NOTES RECEIVABLE - AFFILIATED COMPANIES                                                   12,600,912         13,000,912

OTHER ASSETS                                                                                 283,471            639,714
                                                                                       -------------      -------------
                  Total assets                                                         $  73,413,320      $  64,726,520
                                                                                       =============      =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                  $  24,013,370      $  24,045,144
    Line of credit                                                                         6,000,000          6,000,000
    Accounts payable                                                                       1,247,357            316,666
    Funds held for future distribution                                                       257,807            248,136
    Other current liabilities                                                                703,789            242,011
                                                                                       -------------      -------------
                  Total current liabilities                                               32,222,323         30,851,957

LONG-TERM DEBT                                                                             7,209,709            209,709

DEFERRED INCOME TAXES                                                                        908,980            907,821
                                                                                       -------------      -------------
                  Total liabilities                                                       40,341,012         31,969,487
                                                                                       -------------      -------------
STOCKHOLDERS' EQUITY:
    Common stock - par value $.001, 100,000,000 shares authorized and
       5,504,906 issued and outstanding                                                        5,505              5,505
    Additional paid-in capital                                                            31,375,267         31,375,267
    Retained earnings                                                                      1,691,536          1,376,261
                                                                                       -------------      -------------
                  Total stockholders' equity                                              33,072,308         32,757,033
                                                                                       -------------      -------------
                  Total liabilities and stockholders' equity                           $  73,413,320      $  64,726,520
                                                                                       =============      =============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                  FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                  2000           1999           2000           1999
                                                                 ------         ------         ------         ------
REVENUE:
    Operating revenue                                          $  3,215,418   $ 2,287,702    $  8,806,909   $  6,845,890
    Interest and other income                                       334,853       333,565       1,036,415      1,032,339
                                                               ------------   -----------    ------------   ------------
                                                                  3,550,271     2,621,267       9,843,324      7,878,229
                                                               ------------   -----------    ------------   ------------
EXPENSES:
    Cost of natural gas sold                                      1,597,501       777,364       3,399,670      1,877,670
    Propane gas expense                                             231,711       144,529         887,145        497,033
    General and administrative                                      575,523       546,690       1,659,892      1,417,651
    Depreciation, depletion, and amortization                       364,649       386,954       1,086,668      1,096,575
    Operations and maintenance                                       87,391       152,233         568,323        683,343
    Production expense                                               28,200        22,552          65,872         63,491
                                                               ------------   -----------    ------------   ------------
                                                                  2,884,975     2,030,322       7,667,570      5,635,763
                                                               ------------   -----------    ------------   ------------

OTHER EXPENSES:
    Interest                                                        482,125       372,105       1,477,612      1,149,952
    Other taxes                                                      82,355       119,132         371,946        279,776
                                                               ------------   -----------    ------------   ------------
                                                                    564,480       491,237       1,849,558      1,429,728

INCOME BEFORE EARNINGS OF AFFILIATED COMPANIES AND INCOME
    TAXES                                                           100,816        99,708         326,196        812,738

Equity in earnings (losses) of affiliated companies                 (35,443)      (31,821)         88,238        398,702
                                                               ------------   -----------    ------------   ------------
INCOME BEFORE INCOME TAXES                                           65,373        67,887         414,434      1,211,440

Provision for income taxes                                           13,171         7,424          99,159        225,402
                                                               ------------   -----------    ------------   ------------
NET INCOME                                                     $     52,202   $    60,463    $    315,275   $    986,038
                                                               ============   ===========    ============   ============
WEIGHTED AVERAGE, SHARES ISSUED AND OUTSTANDING                   5,504,906     5,504,906       5,504,906      5,504,906
                                                               ============   ===========    ============   ============
EARNINGS PER COMMON SHARE, BASIC AND DILUTED:

    Net income                                                $        0.01   $      0.01    $       0.06   $       0.18
                                                               ============   ===========    ============   ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   FOR THE NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                                 2000                  1999
                                                                                ------                ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $    315,275         $    986,038
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion, and amortization                                 1,086,668            1,096,575
      Undistributed earnings of affiliated companies                              (88,238)            (398,702)
      Deferred income taxes                                                         1,159                   --
      Decrease (increase) in accounts receivable                                 (416,788)           2,606,336
      Decrease (increase) in other current assets                                 183,803             (170,381)
      Decrease (increase) in other assets                                         344,193              (82,005)
      Increase (decrease) in accounts payable                                     930,691              (86,230)
      Increase (decrease) in other current liabilities                            471,449             (127,119)
                                                                             ------------         ------------
           Net cash provided by operating activities                            2,828,212            3,824,512
                                                                             ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (10,788,422)          (5,554,147)
   Issuance of note receivable                                                         --               (7,612)
   Payments received on notes receivable                                          400,400                  500
                                                                             ------------         ------------
           Net cash used in investing activities                              (10,388,022)          (5,561,259)
                                                                             ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from new loans                                                      7,000,000              462,963
   Payment of loan principal                                                      (31,774)                  --
   Dividends paid                                                                      --             (192,672)
                                                                             ------------         ------------
           Net cash provided by financing activities                            6,968,226              270,291
                                                                             ------------         ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (591,584)          (1,466,456)

CASH AND CASH EQUIVALENTS, beginning of period                                  1,444,731            1,763,753
                                                                             ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                     $    853,147         $    297,297
                                                                             ============         ============
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                             $  2,044,724         $  1,629,987
                                                                             ============         ============
   Income taxes paid                                                         $     38,500         $    200,000
                                                                             ============         ============




              The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL:

         The accompanying unaudited condensed consolidated financial statements as of September 30, 2000, and for the three and nine-months ended September 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Virginia Gas Company (the "Company") annual report on Form 10-KSB/A for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The condensed consolidated financial statements for 1999 and the unaudited condensed consolidated financial statements for 2000 include the accounts of four wholly owned subsidiaries. The Company's investments in affiliated companies are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Virginia Gas Storage Company (50 percent) and Virginia Gas Distribution Company (50 percent).

2. SIGNIFICANT EVENTS:

         The Company and NUI Corporation ("NUI") jointly announced on June 14, 2000, that they have entered into a definitive merger agreement, which provides for the merger of the Company with a wholly owned subsidiary of NUI. The transaction is subject to the approval of the Company's stockholders and state and federal regulatory agencies. The Company's stockholders met on November 8, 2000 and approved the merger, all necessary requests for approval have been filed with the Company's and NUI's state regulatory agencies, and the Company and NUI were granted approval on September 27, 2000 from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act.

3. MANAGEMENT'S PLANS:

         These statements have been prepared with the assumption that the Company will continue as a going concern. The Company has classified $24 million of long-term debt as current due to non-compliance with the Company's debt covenants. The Company's covenants require it to maintain certain financial ratios. As of September 30, 2000, one covenant requires the Company to maintain historical EBITDA of one and three-quarters times current debt service. The Company's Line of Credit (the "Line") with Wachovia Bank N.A. (the "Wachovia") had a balance outstanding of $6.0 million as of September
30, 2000. The $6.0 million is included in the Company's current debt service in its entirety and, as a consequence with the interest required, causes the non-compliance. As a result of the financial covenant breach, the Company remains in default of its debt agreements with John Hancock and Wachovia
Bank. In its merger agreement with the Company, NUI agreed to provide interim financing to the Company for its short-term liquidity and capital needs. As of September 30, 2000, the Company had drawn $7.0 million on the interim financing. Thereafter, an additional $4.0 million has been drawn. The financing has caused additional covenant defaults with respect to the debt service covenant discussed above and the Company's total liabilities covenant.

         The Line with Wachovia was due on October 31, 2000. Wachovia has not attempted to collect the $6.0 million note. The Company and NUI are currently negotiating an extension of the Line.

         Despite the covenant breaches and the Wachovia payment default, none of the Company's lenders have taken steps to accelerate payment or to collect on their respective loans. However, all lenders including NUI can accelerate payment of their loans and there can be no assurances that the lenders will not do so in the future. In the event that the lenders demand repayment, which would require the Company to pay $44 million including prepayment penalties, the forced liquidation or bankruptcy of the Company may be necessary.

4. SEGMENT INFORMATION:

         The Company classifies its business into five fundamental areas: natural gas storage, production, transportation, propane distribution, and parent company activities. Storage activities include revenues derived from and expenses incurred in the operation of the Saltville Storage Facility. The production segment includes gas sales from Company operated wells through its Virginia Gas Marketing Company and the related expenses. Transportation activities include revenue derived from the Company's P-25 pipeline system and the expenses incurred to operate that system. The propane distribution segment includes all revenues obtained through the retail distribution of propane and the related expenses. The parent company activities relate solely to activities of Virginia Gas Company as a holding company. Information as to the operations of the Company in different business segments is set forth below based on the nature of the products and services offered. General and administrative expenses are not included due to the non-operating nature of items in this category.


                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30                         SEPTEMBER 30
                                                       2000              1999               2000             1999
                                                       ----              ----               ----             ----
STORAGE:
   Total assets                                   $ 25,259,049      $ 21,551,556      $ 25,259,049      $ 21,551,556
   Capital expenditures                           $  1,093,054      $  1,209,488      $  3,610,853      $  3,625,612

   Operating revenues                             $    643,758      $    731,324      $  2,068,377      $  2,184,712
   Other income                                        (15,144)             --             (17,892)            2,729
   Operation and maintenance expenses                  (42,810)          (41,422)         (215,975)         (269,205)
   Depreciation, depletion, and amortization          (152,232)         (150,765)         (446,068)         (428,443)
                                                  ------------      ------------      ------------      ------------
STORAGE OPERATING INCOME                          $    433,572      $    539,137      $  1,388,442      $  1,489,793
                                                  ============      ============      ============      ============

PRODUCTION:

   Total assets                                   $  4,612,171      $  3,963,851      $  4,612,171      $  3,963,851
   Capital expenditures                           $     33,630      $      5,034      $     37,879      $     34,443

   Operating revenues                             $  1,948,046      $  1,015,302      $  4,293,875      $  2,658,411
   Interest income                                      12,522            10,737            50,636            32,854
   Other income                                          1,427             1,604             4,873             7,440
   Cost of natural gas sold                         (1,597,501)         (777,364)       (3,399,670)       (1,877,670)
   Production expense                                  (28,200)          (22,552)          (65,872)          (63,491)
   Operations and maintenance expenses                  (3,037)          (10,523)          (55,266)          (45,973)
   Depreciation, depletion, and amortization           (41,623)          (45,247)         (121,270)         (135,561)
                                                  ------------      ------------      ------------      ------------
PRODUCTION OPERATING INCOME                       $    291,634      $    171,957      $    707,306      $    576,010
                                                  ============      ============      ============      ============

TRANSPORTATION:

   Total assets                                   $ 17,861,819      $ 13,951,376      $ 17,861,819      $ 13,951,376
   Capital expenditures                           $  3,604,097      $     91,955      $  3,781,021      $    924,767

   Operating revenues                             $    286,232      $    288,034      $    859,237      $    862,826
   Other income                                         (6,737)             --              (8,233)            1,099
   Operation and maintenance expenses                  (17,486)          (16,108)          (86,175)         (106,657)
   Depreciation, depletion, and amortization           (62,179)          (59,390)         (196,547)         (192,435)
                                                  ------------      ------------      ------------      ------------




TRANSPORTATION OPERATING INCOME                   $    199,830      $    212,536      $    568,282      $    564,833
                                                  ============      ============      ============      ============

PROPANE DISTRIBUTION:

   Total assets                                   $  5,277,875      $  4,198,326      $  5,277,875      $  4,198,326
   Capital expenditures                           $    112,937      $    347,747      $    544,934      $    837,913

   Operating revenue                              $    459,413      $    283,018      $  1,810,452      $  1,209,390
   Interest income                                       3,984              --               5,406              --
   Other income                                         54,253            53,848           152,680           162,945
   Propane gas expense                                (231,711)         (144,529)         (887,145)         (497,033)
   Operation and maintenance expenses                  (24,058)          (84,180)         (210,907)         (261,508)
   Depreciation, depletion, and amortization           (77,480)          (60,881)         (231,264)         (169,505)
                                                  ------------      ------------      ------------      ------------
PROPANE DISTRIBUTION OPERATING INCOME             $    184,401      $     47,276      $    639,222      $    444,289
                                                  ============      ============      ============      ============

PARENT COMPANY:
   Investments in subsidiaries and affiliates     $ 29,181,699      $ 29,079,256      $ 29,181,699      $ 29,079,256
   Notes receivable from subsidiaries and
     affiliates                                   $ 23,305,881      $ 23,027,703      $ 23,305,881      $ 23,027,703
   Total assets                                   $ 62,479,968      $ 55,361,213      $ 62,479,968      $ 55,361,213
   Capital expenditures                           $  2,876,786      $     62,621      $  2,813,735      $    131,412

   Operating revenue                              $    217,509      $    150,623      $    528,675      $    561,530
   Interest income                                     594,510           569,137         1,768,371         1,515,480
   Other income                                          1,819              --               1,828               256
   Depreciation, depletion, and amortization           (31,135)          (70,671)          (91,519)         (170,631)
                                                  ------------      ------------      ------------      ------------
PARENT COMPANY OPERATING INCOME                   $    782,703      $    649,089      $  2,207,355      $  1,906,635
                                                  ============      ============      ============      ============
ELIMINATION OF INTERCOMPANY/ INTERSEGMENT
   ACTIVITY:
   Total assets                                   $(42,077,562)     $(37,521,789)     $(42,077,562)     $(37,521,789)
   Operating revenues                             $   (339,540)     $   (180,599)     $   (753,707)     $   (630,979)
   Interest and other income                      $   (311,781)     $   (301,761)     $   (921,254)     $   (690,464)

VIRGINIA GAS COMPANY CONSOLIDATED:

   Total assets                                   $ 73,413,320      $ 61,504,533      $ 73,413,320      $ 61,504,533
   Capital expenditures                           $  7,720,504      $  1,716,845      $ 10,788,422      $  5,554,147

   Operating revenues                             $  3,215,418      $  2,287,702      $  8,806,909      $  6,845,890
   Interest income                                     299,235           278,113           903,159           857,870
   Other income                                         35,618            55,452           133,256           174,469
   Cost of gas sold                                 (1,597,501)         (777,364)       (3,399,670)       (1,877,670)
   Propane gas expense                                (231,711)         (144,529)         (887,145)         (497,033)
   Production expense                                  (28,200)          (22,552)          (65,872)          (63,491)
   Operations and maintenance expenses                 (87,391)         (152,233)         (568,323)         (683,343)
   Depreciation, depletion, and amortization          (364,649)         (386,954)       (1,086,668)       (1,096,575)
                                                  ------------      ------------      ------------      ------------
VIRGINIA GAS COMPANY CONSOLIDATED
   OPERATING INCOME                               $  1,240,819      $  1,137,635      $  3,835,646      $  3,660,117
                                                  ============      ============      ============      ============

                          VIRGINIA GAS STORAGE COMPANY

                            CONDENSED BALANCE SHEETS

                                     ASSETS



                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            2000              1999
                                                                                        -------------     ------------
                                                                                        (Unaudited)
CURRENT ASSETS:
    Cash                                                                                 $    336,811       $    411,520
    Accounts receivable                                                                       339,411            452,468
    Other current assets                                                                      164,697             31,378
                                                                                         ------------       ------------
                  Total current assets                                                        840,919            895,366

PROPERTY AND EQUIPMENT, net                                                                13,270,389         13,687,248

OTHER ASSETS                                                                                  206,460            213,249
                                                                                         ------------       ------------
                  Total assets                                                           $ 14,317,768       $ 14,795,863
                                                                                         ============       ============
                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                     $     41,732       $    280,816
    Other current liabilities                                                                 179,952             24,659
                                                                                         ------------       ------------
                  Total current liabilities                                                   221,684            305,475

LONG-TERM DEBT                                                                              4,339,740          5,255,547

DEFERRED INCOME TAXES                                                                         694,731            694,731
                                                                                         ------------       ------------
                  Total liabilities                                                         5,256,155          6,255,753
                                                                                         ------------       ------------
STOCKHOLDERS' EQUITY:
    Common stock - no par value, 50,000 shares authorized and 38,200
       shares issued and outstanding                                                        5,640,000          5,640,000
    Retained earnings                                                                       3,421,613          2,900,110
                                                                                         ------------       ------------
                  Total stockholders' equity                                                9,061,613          8,540,110
                                                                                         ------------       ------------
                  Total liabilities and stockholders' equity                             $ 14,317,768       $ 14,795,863
                                                                                         ============       ============


   The accompanying notes are an integral part of these condensed financial statements.

                          VIRGINIA GAS STORAGE COMPANY

                        CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                  2000           1999           2000           1999
                                                                 ------         ------         ------         ------
REVENUE:
    Operating revenue                                         $  615,932     $  550,066    $ 3,292,603    $ 2,312,822
    Gain on sale of Haysi Gathering System                             -              -              -      1,215,850
    Interest and other income                                     35,697          5,010        105,784         14,570
                                                              ----------     ----------    -----------    -----------
                                                                 651,629        555,076      3,398,387      3,543,242
                                                              ----------     ----------    -----------    -----------
EXPENSES:
    Purchased gas expense                                              -              -        997,405        370,063
    Operation and maintenance expense                            213,682        144,897        666,244        524,231
    Depreciation, depletion, and amortization                    101,446         99,265        303,384        322,563
    General and administrative                                   119,626         99,639        335,028        249,761
                                                              ----------     ----------    -----------    -----------
                                                                 434,754        343,801      2,302,061      1,466,618
                                                              ----------     ----------    -----------    -----------

     Other expense - interest                                     92,219        111,728        306,170        357,165
                                                              ----------     ----------    -----------    -----------
INCOME BEFORE INCOME TAXES                                       124,656         99,547        790,156      1,719,459

Provision for income taxes                                        42,383         33,846        268,653        584,616
                                                              ----------     ----------    -----------    -----------
NET INCOME                                                    $   82,273     $   65,701    $   521,503    $ 1,134,843
                                                              ==========     ==========    ===========    ===========



   The accompanying notes are an integral part of these condensed financial statements.

                          VIRGINIA GAS STORAGE COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           FOR THE NINE MONTHS
                                                                                              ENDED JUNE 30,
                                                                                           2000           1999
                                                                                          ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $   521,503     $1,134,843
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation, depletion, and amortization                                             303,384        322,563
      Gain on sale of fixed assets                                                         (344,439)    (1,355,669)
      Decrease in accounts receivable                                                       113,057        344,642
      Increase in other current assets                                                     (133,319)       (14,310)
      Increase in other assets                                                                    -        (23,966)
      Decrease in accounts payable                                                         (239,084)      (152,680)
      Increase (decrease) in other current liabilities                                      155,293       (743,047)
                                                                                        -----------    -----------
           Net cash provided by (used in) operating activities                              376,395       (487,624)
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (332,234)       (36,968)
   Proceeds from sale of fixed assets                                                       796,937      2,700,000
                                                                                        -----------    -----------
           Net cash provided by investing activities                                        464,703      2,663,032
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                                               (915,807)    (2,005,943)
                                                                                        -----------    -----------
           Net cash used in financing activities                                           (915,807)    (2,005,943)
                                                                                        -----------    -----------
NET INCREASE IN CASH                                                                        (74,709)       169,465

CASH, beginning of period                                                                   411,520         36,800
                                                                                        -----------    -----------
CASH, end of period                                                                     $   336,811    $   206,265
                                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                        $   326,859    $   457,937
                                                                                        ===========    ===========
   Income taxes paid                                                                    $   108,000    $   370,000
                                                                                        ===========    ===========



   The accompanying notes are an integral part of these condensed financial statements.

                          VIRGINIA GAS STORAGE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements as of September 30, 2000, and for the three and nine-month periods ended September 30, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Storage Company (VGSC). Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's Form 10-KSB/A filed with the Securities and Exchange Commission on May 1, 2000 and subsequent 10QSB's.

         In February 1999, VGSC sold its 60 percent interest in the Haysi Gathering System for $2,700,000. This resulted in a net before tax gain of $1,216,000 that is recorded as other income during the quarter ending March 31, 1999.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                             CONDENSED BALANCE SHEETS

                                     ASSETS




                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            2000             1999
                                                                                        -------------    -------------
                                                                                         (Unaudited)
CURRENT ASSETS:
    Cash                                                                                  $   514,797        $   287,928
    Accounts receivable                                                                       104,187            215,826
    Other current assets                                                                      337,542             63,477
                                                                                          -----------        -----------
                  Total current assets                                                        956,526            567,231

PROPERTY AND EQUIPMENT, net                                                                 6,744,918          6,757,670
NOTES RECEIVABLE                                                                                    -            915,807
DEFERRED TAX ASSET                                                                            720,979            720,979
OTHER ASSETS                                                                                  112,211            117,588
                                                                                          -----------        -----------
                  Total assets                                                            $ 8,534,634        $ 9,079,275
                                                                                          ===========        ===========
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                      $   409,559        $   238,261
    Other current liabilities                                                                  62,119             33,033
                                                                                          -----------        -----------
                  Total current liabilities                                                   471,678            271,294

LONG TERM DEBT                                                                              8,261,172          8,661,172
                                                                                          -----------        -----------
                  Total liabilities                                                         8,732,850          8,932,466
                                                                                          -----------        -----------
STOCKHOLDERS' EQUITY:
    Common stock, no par value, 100,000 shares authorized, 75,000
       shares issued and outstanding                                                        1,500,000          1,500,000
    Retained earnings                                                                      (1,698,216)        (1,353,191)
                                                                                          -----------        -----------
                  Total stockholders' equity                                                 (198,216)           146,809
                                                                                          -----------        -----------
                  Total liabilities and stockholders' equity                              $ 8,534,634        $ 9,079,275
                                                                                          ===========        ===========


   The accompanying notes are an integral part of these condensed financial statements.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                        CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS
                                                                     SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                  2000           1999           2000            1999
                                                                --------       --------       --------        --------
REVENUE:
    Operating revenue                                          $   287,369    $   213,728    $ 1,094,851    $   818,681
    Interest and other income                                       14,396         40,108         75,496        149,183
                                                               -----------    -----------    -----------    -----------
                                                                   301,765        253,836      1,170,347        967,864
                                                               -----------    -----------    -----------    -----------
EXPENSES:
    Purchased gas expense                                          201,683        130,512        674,537        517,094
    Operation and maintenance expense                               57,268         48,241        178,076        159,516
    Depreciation, depletion, and amortization                       61,968         56,543        183,439        168,759
    General and administrative                                      37,300         30,414        116,135         81,525
                                                               -----------    -----------    -----------    -----------
                                                                   358,219        265,710      1,152,187        926,894
                                                               -----------    -----------    -----------    -----------

    Other expense - interest                                       175,605        184,059        540,925        552,197
                                                               -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                                          (232,059)      (195,933)      (522,765)      (511,227)
Benefit from income taxes                                          (78,900)       (66,617)      (177,740)      (173,816)
                                                               -----------    -----------    -----------    -----------
NET LOSS                                                       $  (153,159)   $  (129,316)   $  (345,025)   $  (337,411)
                                                               ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these condensed financial statements.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           FOR THE NINE MONTHS
                                                                                              ENDED JUNE 30,
                                                                                           2000           1999
                                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $  (345,025)   $  (337,411)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation, depletion, and amortization                                             183,439        168,759
      Decrease in accounts receivable                                                       111,639         90,667
      Decrease (increase) in other current assets                                          (274,065)       208,711
      Decrease in other assets                                                                    -          5,376
      Increase (decrease) in accounts payable                                               171,298     (1,435,056)
      Increase (decrease) in other current liabilities                                       29,086       (146,703)
                                                                                        -----------    -----------
           Net cash used in operating activities                                           (123,628)    (1,445,657)
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (165,310)      (158,620)
   Payments received on notes receivable                                                    915,807      2,000,000
                                                                                        -----------    -----------
           Net cash provided by investing activities                                        750,497      1,841,380
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of loan principal                                                               (400,000)             -
                                                                                        -----------    -----------
           Net cash used in financing activities                                           (400,000)             -
                                                                                        -----------    -----------
NET INCREASE IN CASH                                                                        226,869        395,723

CASH, beginning of period                                                                   287,928         64,034
                                                                                        -----------    -----------
CASH, end of period                                                                     $   514,797    $   459,757
                                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE:

   Interest paid                                                                        $   540,925    $   552,197
                                                                                        ===========    ===========


   The accompanying notes are an integral part of these condensed financial statements.

                        VIRGINIA GAS DISTRIBUTION COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. GENERAL:

         The accompanying unaudited condensed financial statements as of September 30, 2000, and for the three and nine-month periods ended September 30, 2000 and 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of Virginia Gas Distribution Company (VGDC). Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The financial statements should be read in conjunction with the Notes to Financial Statements included in the Virginia Gas Company's (VGC) Form 10-KSB/A filed with the Securities and Exchange Commission on May 1, 2000.

2. MANAGEMENT'S PLANS:

         These statements have been prepared with the assumption that VGDC will continue as a going concern. As discussed in Note 1 of VGDC's financial statements in VGC's Form 10-KSB/A filed with the Securities and Exchange Commission on May 1, 2000, VGDC relies upon the support of its 50 percent owner, VGC. VGC's and VGDC's future plans are inexorably linked. VGC has classified $24 million of long-term debt as current due to non-compliance with its debt covenants. VGC's covenants require it to maintain certain financial ratios. As of September 30, 2000, one covenant requires VGC to maintain historical EBITDA of one and three-quarters times current debt service. VGC's Line of Credit (the "Line") with Wachovia Bank N.A. (the "Wachovia") had a balance outstanding of $6.0 million as of September 30, 2000. The $6.0 million is included in VGC's current debt service in its entirety and, as a consequence with the interest required, causes the non-compliance. As a result of the financial covenant breach, VGC remains in default of its debt agreements with John Hancock and Wachovia Bank. In its merger agreement with VGC, NUI agreed to provide interim financing to VGC for its short-term liquidity and capital needs. As of September 30, 2000, VGC had drawn $7.0 million on the interim financing. Thereafter, an additional $4.0 million has been drawn. The financing has caused additional covenant defaults with respect to the debt service covenant discussed above and VGC's total liabilities covenant.

         The Line with Wachovia was due on October 31, 2000. Wachovia has not attempted to collect the $6.0 million note. VGC and NUI are currently negotiating an extension of the Line.

         Despite the covenant breaches and the Wachovia payment default, none of VGC's lenders have taken steps to accelerate payment or to collect on their respective loans. However, all lenders including NUI can accelerate payment of their loans and there can be no assurances that the lenders will not do so in the future. In the event that the lenders demand repayment, which would require VGC to pay $44 million including prepayment penalties, the forced liquidation or bankruptcy of VGC may be necessary.

3. SIGNIFICANT EVENTS:

         VGDC has received an approval from the Virginia State Corporation Commission (VSCC) for an increase in authorized rates. The rate increase went into effect in late January 2000.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999, and the Notes to Consolidated Financial Statements set forth in this report.

RESULTS OF OPERATIONS

         During the three months ending September 30, 2000, Virginia Gas Company recorded net income of $52,000 compared to net income of $60,000 for the same period in 1999. Basic and diluted net income per common share for the third quarters of 2000 and 1999 ending was $0.01. For the nine months ending September 30, 2000, the Company recorded net income of $315,000 compared to a net income of $986,000 for the same period in 1999. The nine months ending September 30, 1999 included approximately $400,000 in income from the Company's share of Virginia Gas Storage Company's (VGSC) sale of the Haysi Gathering System. The sale resulted in an additional $0.07 per share. Basic and diluted net income per common share for the nine months ending September 30, 2000 is $0.06 compared to $0.18 for the same period in 1999.

         The Company recorded revenues of $3.55 million for the three-month period ending September 30, 2000 compared to $2.62 million in 1999 representing a 35% increase. The Company's revenue growth was primarily derived from increased gas sales, and growth in the Company's propane distribution operations. Gas sales, including low margin sales from the Company's Saltville Storage Facility, were $1,741,000 for the third quarter of 2000, up from $856,000 for the same period in 1999. The increase is due to higher volumes and the increase in gas prices. Total gas sold during the quarter rose to 382,000 dth from 326,000 dth in 1999 as the price per dth rose to $4.28 compared to $2.62 for the same period in 1999. For the nine months ending September 30, gas sales increased from $2.16 million in 1999 to $3.75 million in 2000. This increase is also due to an increase in the amount of gas sold and the rising prices of natural gas. Propane gas sales increased 55 percent to $422,000 in the third quarter of 2000 from $273,000 in 1999 as the Company's customer base increased to 4,900 from 3,800 and gallons sold increased to 390,000 from 306,000. Also, the Company's average sales price for propane rose from $0.91 per gallon in the third quarter of 1999 to $1.10 per gallon during the same period in 2000. Propane gas sales increased 49% for the nine months ended September 30, 2000 from $1.16 million to $1.73 million. The nine-month increase is due to the same reasons as the third quarter increase. The largest decline in revenues occurred in storage revenues, which decreased to $641,000 for the three months ended September 30, 2000 from $724,000 for the three months ended September 30, 1999. This resulted from the expiration of a storage contract during the third quarter of 2000. The expiration of this contract has also resulted in the decrease of storage revenues for the nine moths ended from $2.16 million in 1999 to $2.06 million in 2000.

         During the third quarter of 2000, cost of gas sold increased sharply to $1,598,000 compared to $777,000 in 1999, due to rising gas prices and increased gas sales as discussed above. This increase in gas prices also caused the increase in the cost of gas sold for the nine months ended September 30, 2000 to $3.40 million from $1.88 million for the same period in 1999. Cost of gas sold increased from an average of $2.38 per dth for the third quarter of 1999 to $4.18 per dth for the third quarter of 2000. Natural gas margins rose from $0.31 per dth as of September 30, 1999 to $0.41 per dth as of September 30, 2000. Cost of propane sold increased to $232,000 for three months ended September 30, 2000 from $145,000 for the three months ended September 30, 1999 as a result of increased prices and higher volumes. A similar increase occurred for the nine months ended September 30 as the cost of propane sold rose from $497,000 in 1999 to $887,000 in 2000. Average sales price per gallon has increased to $1.10 compared to $0.91 in 1999, and the cost per unit has also increased to $0.73 per gallon from $0.52 per gallon. Propane margins dropped slightly from $0.39 per gallon as of September 30, 1999 to $0.37 per gallon as of September 30, 2000.

         General and administrative expense increased during the third quarter of 2000 to $576,000 from $547,000. For the nine months ended September 30, general and administrative expense increased from $1.42 million in 1999 to $1.66 million in 2000. Both of these increases are due to an increase in professional services from the Company's ongoing exploration and implementation of strategic plans.

         Interest expense has increased for the both the three and nine months ended September 30. These increases are due to an increase in the amount of the Company's debt. During the third quarter of 2000, taxes other than income taxes decreased from $119,000 in 1999 to $82,000 in 2000. This decrease is due to Delaware franchise tax being recognized in an earlier quarter during 2000. For the nine months ended September 30, 2000, taxes other than income taxes increased 33% to $372,000 from $280,000 in 1999. This is due to increased property taxes related to pipeline expansion.

         The Company's provision for income taxes increased to $13,000 for the three months ended September 30, 2000 from $7,000 for the same period in 1999 in spite of a slight decline in income before income taxes. This is due to an increase in the revenues of the Company's unregulated businesses, which are subject to state income taxes. However, for the nine months ended September 30, the 2000 provision is consistent with the 1999 provision.

         Income from affiliates remained constant during the third quarter with a loss of $35,000 in 2000 and a loss of $32,000 in 1999. VGSC reported net income of $82,000 for the three months ending September 30, 2000 compared to $65,000 for the same period in 1999. The improvement is due to a decrease in interest expense that is the result of VGSC repaying long-term debt. Virginia Gas Distribution Company (VGDC) recorded a net loss of $153,000 for the third quarter of 2000 compared to a loss of $129,000 for the third quarter of 1999 as gas sales increased 34% for $214,000 from $287,000. The higher loss is the due to lower interest income on notes receivable that have been repaid. VGDC's assets continue to be underutilized as growth has yet to offset the cost of recent capital additions.

         OUTLOOK

         The Company and NUI jointly announced on June 14, 2000 that they have entered into a definitive merger agreement, which provides for the merger of the Company with a wholly owned subsidiary of NUI. The transaction is subject to the approval of the Company's stockholders and state and federal regulatory agencies. The Company's stockholders met on November 8, 2000 and approved the merger, all necessary requests for approval have been filed with the Company's and NUI's state regulatory agencies, and the Company and NUI were granted approval on September 27, 2000 from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act.

         The Company began construction of segment 4 of its P-25 pipeline system during the month of July. Segment 4 runs 37 miles from Wytheville to Radford, Virginia. Due to delays in construction, the Company expects to stop construction in Pulaski, Virginia in early December. The remaining 12 miles will be constructed early in the second quarter. Segment 4, once completed, will serve 10,000 dths per day at three different delivery points, one being Pulaski, pursuant to a contract with Atmos Energy's United Cities Gas Company. The contracted volume for the Pulaski connection is 5,000 dths per day.

         The Company is continuing the right-of-way acquisition process for segment 5 its P-25 pipeline for which VSCC approval was given in December 1999. Segment 5 will run 45 miles from Radford to Roanoke, Virginia and serve an existing contract with Roanoke Gas Company. The Company is experiencing opposition to its proposed route for Segment 5 from some local residents, who have filed a motion seeking to reopen the approval process at the VSCC. The Company opposes reopening the process on grounds that all comment and appeal periods have long ago lapsed, and the Company is substantially engaged in moving the project forward. The Company is continuing to work with individual landowners on the route selection process and to work to mitigate, to the extent practicable, its possible impact on individual landowners.

         In June, the Company purchased the necessary rights to expand its salt cavern storage facility in Saltville, Virginia. The Company continues to perform engineering studies and has developed a project management plan for the expansion of the facility. The Company has begun site preparation at the facility.

         FINANCIAL CONDITION

         These statements have been prepared with the assumption that the Company will continue as a going concern. The Company has classified $24 million of long-term debt as current due to non-compliance with the Company's debt covenants. The Company's covenants require it to maintain certain financial ratios. As of September 30, 2000, one covenant requires the Company to maintain historical EBITDA of one and three-quarters times current debt service. The Company's Line of Credit (the "Line") with Wachovia Bank N.A. (the "Wachovia") had a balance outstanding of $6.0 million as of September
30, 2000. The $6.0 million is included in the Company's current debt service in its entirety and, as a consequence with the interest required, causes the non-compliance. As a result of the financial covenant breach, the Company remains in default of its debt agreements with John Hancock and Wachovia
Bank. In its merger agreement with the Company, NUI agreed to provide interim financing to the Company for its short-term liquidity and capital needs. As of September 30, 2000, the Company had drawn $7.0 million on the interim financing. Thereafter, an additional $4.0 million has been drawn. The financing has caused additional covenant defaults with respect to the debt service covenant discussed above and the Company's total liabilities covenant.

         The Line with Wachovia was due on October 31, 2000. Wachovia has not attempted to collect the $6.0 million note. The Company and NUI are currently negotiating an extension of the Line.

         Despite the covenant breaches and the Wachovia payment default, none of the Company's lenders have taken steps to accelerate payment or to collect on their respective loans. However, all lenders including NUI can accelerate payment of their loans and there can be no assurances that the lenders will not do so in the future. In the event that the lenders demand repayment, which would require the Company to pay $44 million including prepayment penalties, the forced liquidation or bankruptcy of the Company may be necessary. In these circumstances, the Company's stockholders may lose their entire investment in the Company.

         The NUI interim financing is a $20 million credit facility, the proceeds of which are to be used exclusively for pipeline and gas storage construction and other related costs and expenses. Amounts outstanding under the credit facility bear interest at an annual rate equal to LIBOR plus 3 percent. Interest is payable quarterly and the entire outstanding principal amount is payable on the first to occur of (1) March 1, 2002, or (2) the termination of the merger agreement (for any reason). Additionally, if an event of default occurs under the NUI credit facility, including the occurrence of additional events of default under the Company's other senior loan agreements, NUI may declare all outstanding principal and accrued interest immediately due and payable.

         In connection with the interim financing made available by NUI, the Company has granted NUI options to purchase an aggregate of 1,095,475 shares of the Company's common stock (representing approximately 19.9 percent of the Company's outstanding common stock), which options are only exercisable if the merger agreement is terminated under circumstances in which NUI is not entitled to a termination fee or upon an event of default under the note evidencing the interim financing. In such case, NUI would have the right to immediately purchase 275,245 shares at an exercise price equal to $3.50 per share and 820,230 shares at an exercise price equal to $3.5125 per share.

         FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this section of the report, including those under "Outlook" and "Financial Condition" are forward-looking. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. In particular:

o The Company's growth plans are contingent on its ability to affordably finance future capital expenditures through the debt and equity markets. If the Company is unable to finance capital expenditures, revenue growth will be impacted. The pending merger with NUI should provide the Company with access to affordable growth capital. If the merger does not take place, the Company's ability to raise capital would be severely limited.

o The Company is currently in payment and covenant default with its senior lenders. Should the merger with NUI fail, the Company's lenders, including NUI, could demand payment of their respective notes, which could force the liquidation or bankruptcy of the Company. In these circumstances, the Company's stockholders may lose their entire investment in the Company.

o The Company's revenue growth depends on future demand for pipeline and storage services. Many factors impact that demand. A continued trend of warmer than normal winters in the Company's service area could substantially curb the demand for natural gas storage and/or pipeline service. "Unbundling" or deregulation in the natural gas industry could introduce additional competitors and make the viability of long-term contracts suspect.

o The Company derives 52% of its revenues from 4 customers. If any of these customers experience liquidity problems or undergo consolidations, it could negatively impact the Company.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         The Company has breached financial covenants in its debt agreements with its senior lenders, John Hancock and Wachovia Bank, N.A. These agreements encompass $30 million in debt. In addition, Wachovia Bank's line of credit, which is $6.0 million, was due on October 31, 2000. The Company has not repaid Wachovia and as a consequence is in payment default. The Company has paid all interest payments related to its debt. Waivers have been requested from the Company's senior lenders, but to date neither lender has provided a waiver nor have they acted to accelerate their loans or otherwise access remedies which are available to them as a result of the default. Although the Company has not been formally notified of the lenders' plans, management believes that they have determined temporarily to postpone any action pending the consummation of the Company's pending merger with NUI Corporation. There can be no assurance that the pending merger will lead to waivers or amendments from the lenders or that the lenders will continue to postpone the exercise of their remedies.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held November 8, 2000 to consider the proposed merger with NUI and the election of two directors.

Proposal 1.  The shareholders approved the proposed Agreement and Plan of
             Reorganization, dated as of June 13, 2000, among the Company, NUI, and a wholly-owned subsidiary of NUI, providing for the merger of the subsidiary of NUI with and into the Company.

Proposal 2.  The shareholders approved the nominations of Everette G. Allen,
             Jr. and G. Lee Crenshaw II to serve the Company as directors for three-year terms.

The results of the voting for each proposal were as follows.


                             FOR         AGAINST       ABSTAIN      BROKER NON-VOTES
                           ---------     -------       -------      ----------------
Proposal 1.                4,023,134       99,750        6,975         1,042,431

Proposal 2.  Allen         5,111,540         -          61,700             -
             Crenshaw      5,094,840         -          77,400             -


ITEM 6.      EXHIBITS AND REPORTS ON FROM 8-K

             (a)      Exhibits - See List on Exhibits on page 22 hereof.

             (b)      Reports on Form 8-K:
                      Virginia Gas Company issued an 8-K on September 21, 2000 disclosing the filing of a merger proxy and interim financing arrangements with NUI.

                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS



4.1               Revolving Credit Note with NUI Capital Corp. dated September 11, 2000
4.2               Stock Option Agreement with NUI Capital Corp. dated September 11, 2000
10.1              Agreement With Michael L. Edwards dated June 13, 2000
27.1              Financial Data Schedule for the Nine Months Ended September 30, 2000.


                      VIRGINIA GAS COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA GAS COMPANY
(Registrant)

By  /s/ WILLIAM L. CLEAR
    -----------------------------------------
    William L. Clear, Vice-President and Chief Financial Officer
    November 14, 2000